Form 10QSB
period 2004-04-30
UNITECH ENERGY CORP
filed 2004-08-27
CIK 1140461

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

                        Commission file number: 000-32763

                              UNITECH ENERGY CORP.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)


           NEVADA                                         86-1024733
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                         Suite 1250, 520 5th Avenue S.W.
                            Calgary, Alberta T2P 3R7
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (403) 206-2437
                              ---------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]


The number of outstanding shares of the issuer's common stock, $0.001 par value, as of April 30, 2004 was 23,242,857.

                              UNITECH ENERGY CORP.

                                TABLE OF CONTENTS


Part I Financial Information                                            Page

Item 1. Financial Statements:

     Consolidated Balance Sheet:
       April 30, 2004 .....................................................  3

     Consolidated Statements of Income (Loss):
       For the six months ended April 30, 2004 and 2003 ...................  4
       For the  quarters  ended April 30, 2004 and 2003 ...................  5

     Consolidated Statements of Stockholders' Equity:
       For the six months ended April 30, 2004 ............................  6

     Consolidated  Statements  of Cash Flows:
       For the six months ended April 30, 2004 ............................  7

     Notes to Interim Financial Information:
       April 30, 2004 .....................................................  8

Item 2. Plan of operation .................................................. 9


Part II Other Information

Item 1. Legal Proceedings ................................................. 13

Item 2. Changes in Securities ............................................. 13

Item 6. Exhibits and Reports on Form 8-K .................................. 13

Signatures ................................................................ 13

Item 1. Financial Statements:



                           UNITECH ENERGY CORPORATION
                           Consolidated Balance Sheet
                                 April 30, 2004
                                   (Unaudited)
------------------------------------------------------------------------------


ASSETS
  Current assets:
    Cash and equivalents                                         $     364,387
    Funds held in trust                                                 16,683
    Corporate income tax refundable                                      4,465
    Other receivables                                                    1,317
                                                               ---------------
      Total current assets                                             386,852
                                                               ---------------

  Property and equipment, net of accumulated
    depreciation of $70,232                                             43,481
                                                               ---------------

  Other assets:
    Deferred registration costs                                         10,000
                                                               ---------------
      Total assets                                               $     440,333
                                                               ===============


LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses                        $       4,376
                                                               ---------------
      Total current liabilities                                          4,376
                                                               ---------------

MINORITY INTEREST                                                       59,000
                                                               ---------------

STOCKHOLDERS' EQUITY
  Common stock, par value $.001, 25,000,000 shares authorized,
     23,242,857 shares issued and outstanding                           23,243
  Capital in excess of par value                                       736,164
  Retained earnings (deficit)                                         (316,865)
  Accumulated other comprehensive income                               (65,585)
                                                               ---------------
      Total stockholder's equity                                       376,957
                                                               ---------------
      Total liabilities and stockholder's equity                 $     440,333
                                                               ===============

         The accompanying notes are an integral part of these statements

                           UNITECH ENERGY CORPORATION
                    Consolidated Statements of Income (Loss)
                            For The Six Months Ended
                             April 30, 2004 and 2003
                                   (Unaudited)
------------------------------------------------------------------------------
                                                   Six Months     Six Months
                                                      Ended         Ended
                                                April 30, 2004  April 30, 2003
                                                --------------- --------------

Revenues                                         $       27,544  $      36,984

General and administrative expenses                     125,298         73,757
                                                --------------- --------------
    Operating income (loss)                             (97,754)       (36,773)
                                                --------------- --------------

Other income (expense):
  Proceeds from settlement of lawsuit,
    net of related expenses                                   -        188,054
  Interest income                                         1,414              1
                                                --------------- --------------
    Total other income                                    1,414        188,055
                                                --------------- --------------
    Income before taxes on income                       (96,340)       151,282

Provision (credit) for taxes on income:                       -              -
                                                --------------- --------------
    (Loss) before minority interest                     (96,340)       151,282

Minority interest in earnings of subsidiary                  (1)
                                                --------------- --------------
  Net (loss)                                     $      (96,339) $     151,282
                                                =============== ==============

Basic earnings (loss) per common share           $        (0.00) $        0.01
                                                =============== ==============

Weighted average number of shares outstanding        19,944,937     17,250,000
                                                =============== ==============

         The accompanying notes are an integral part of these statements

                           UNITECH ENERGY CORPORATION
                    Consolidated Statements of Income (Loss)
                             For The Quarters Ended
                             April 30, 2004 and 2003
                                   (Unaudited)
------------------------------------------------------------------------------
                                                     Quarter        Quarter
                                                      Ended          Ended
                                                  April 30,2004  April 30,2003
                                                --------------- --------------

Revenues                                         $        6,418  $      22,677

General and administrative expenses                      74,932         43,855
                                                --------------- --------------
    Operating income (loss)                             (68,514)       (21,178)
                                                --------------- --------------

Other income (expense):
  Proceeds from settlement of lawsuit,
    net of related expenses                                   -        188,054
  Interest income                                           790              -
                                                --------------- --------------
    Total other income                                      790        188,054
                                                --------------- --------------
    Income before taxes on income                       (67,724)       166,876

Provision (credit) for taxes on income:                       -              -
                                                --------------- --------------
    (Loss) before minority interest                     (67,724)       166,876

Minority interest in earnings of subsidiary                 (1)
                                                --------------- --------------
  Net (loss)                                     $      (67,723) $     166,876
                                                =============== ==============

Basic earnings (loss) per common share           $        (0.00) $        0.01
                                                =============== ==============

Weighted average number of shares outstanding        22,671,428     17,250,000
                                                =============== ==============

         The accompanying notes are an integral part of these statements

                           UNITECH ENERGY CORPORATION
                            Consolidated Statement of
                          Stockholders' Equity For The
                                Six Months Ended
                                 April 30, 2004
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Accumulated
                                                                          Capital In     Retained      Other
                                                        Common Stock       Excess Of     Earnings  Comprehensive
                                                  Shares       Amount      Par Value     (Deficit)     Income         Total
                                             ------------- ------------ ------------- ------------ -------------- ------------
 Balances, October 31, 2003                      5,717,563  $   354,405  $          -  $  (220,526) $        (830) $   133,049
 Net income (loss)                                                                         (28,616)                    (28,616)
 Net other comprehensive
   income (loss) - Foreign
   currency translation                                                                                      (937)        (937)
                                             ------------- ------------ ------------- ------------ -------------- ------------
 Balances, January 31, 2004, as previously
    reported                                     5,717,563  $   354,405  $          -  $  (249,142) $      (1,767) $   103,496

 Effect of reverse acquisition on
   February 10, 2004, retroactively stated      (4,717,563)    (353,405)      353,405                                        -
                                             ------------- ------------ ------------- ------------ -------------- ------------
Balances, January 31, 2004, as restated          1,000,000        1,000       353,405     (249,142)        (1,767)     103,496

Return of shares by certain shareholders          (425,000)        (425)          425                                        -
Forgiveness of debt by shareholder                                             19,933                                   19,933
30 for 1 forward split                          16,675,000       16,675       (16,675)                                       -
Sale of shares for cash in private placement       850,000          850       424,150                                  425,000
Issuance of shares to acquire Unitech Energy
  Corp. (Canada)                                 5,142,857        5,143       (25,074)                                 (19,931)
Share issuance expenses                                                       (20,000)                                 (20,000)
 Net income (loss)                                                                         (67,723)                    (67,723)
 Net other comprehensive
   income (loss) - Foreign
   currency translation                                                                                   (63,818)     (63,818)
                                             ------------- ------------ ------------- ------------ -------------- ------------
Balances, April 30, 2004                        23,242,857  $    23,243  $    736,164  $  (316,865) $     (65,585) $   376,957
                                             ============= ============ ============= ============ ============== ============

         The accompanying notes are an integral part of these statements

                           UNITECH ENERGY CORPORATION
               Statements of Cash Flows For The Six Months Ended
                                 April 30, 2004
                                   (Unaudited)
------------------------------------------------------------------------------

 Cash flows from operating activities:
   Net income (loss)                                            $      (96,339)

   Adjustments to reconcile net income to cash
   provided (used) by operating activities:
     Depreciation                                                        7,763
   Changes in current assets and liabilities:
     Other receivables                                                    (412)
     Accounts payable and accrued expenses                              (4,786)
     Unearned revenue                                                   (5,492)
                                                               ---------------
       Net cash flows from operating activities                        (99,266)
                                                               ---------------

 Cash flows from investing activities:
   Acquisition of equipment                                             (2,381)
                                                               ---------------
       Net cash flows from investing activities                         (2,381)
                                                               ---------------

 Cash flows from financing activities:
   Increase in minority interest                                        59,000
     Increase in deferred registration costs                           (10,000)
   Sale of shares for cash                                             425,000
   Expenses applicable to sale of shares                               (20,000)
                                                               ---------------
       Net cash flows from financing activities                        454,000
                                                               ---------------


 Effect of foreign exchange translation rate changes                   (62,635)
                                                               ---------------
       Net cash flows                                                  289,718

 Cash and equivalents, beginning of period                              91,352
                                                               ---------------
 Cash and equivalents, end of period                            $      381,070
                                                               ===============

 Supplemental cash flow disclosures:
   Cash paid for interest                                       $            -
   Cash paid for income taxes                                                -


         The accompanying notes are an integral part of these statements

Notes to Interim Financial Information: April 30, 2004

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in Unitech Energy Corp.'s audited financial statements for the period ended October 31, 2003. Operating results for the three and six months ended April 30, 2004, are not necessarily indicative of the results that can be expected for the year ended October 31, 2004.

Note 1 - Reverse acquisition:

On January 31, 2004, and effective on February 10, 2004, we entered into a stock exchange agreement with Unitech Energy Corporation, a Nevada corporation, formerly known as Power Professionals, Inc. Under the agreement, Unitech (Nevada) acquired all of our outstanding common stock for cash of $385,000 (Canadian $441,202) and 16,270,000 of Unitech Nevada's restricted common stock. After the transaction, our shareholders owned a majority of Unitech Nevada's shares. Therefore, we are considered the acquiring company for accounting purposes, and the transaction was accounted for as a "reverse merger." In the future, financial statements will be presented on a consolidated basis, and our historical results of operations and cash flows will be presented. Our asset carrying values will carry over, similar to a pooling of interests, and no goodwill will be reflected.

The cash portion of the transaction (US $385,000) was paid out of the proceeds of a US $425,000 private placement of stock by Unitech (Nevada) concurrent with the acquisition described in the preceding paragraph.

Note 2 - Principles of consolidation:

The accompanying financial statements include the accounts of Unitech Energy Corporation, a Nevada corporation, Unitech Energy Corp., a Canadian corporation, and LogSearch, Inc., an 80%-owned subsidiary of Unitech (Canada) that was formed in March, 2004. All intercompany transactions have been eliminated.

Note 3 - Funds held in trust:

Our attorney is holding cash in the amount of $16,683 in trust for us. The funds are available to us upon demand, and thus are considered cash equivalents.

Note 4 - Deferred registration costs:

Our subsidiary, LogSearch, Inc., has filed a registration statement with the Securities and Exchange Commission. In that connection, $10,000 of expenses attributable to the filing were incurred, and have been deferred until the shares being registered are sold. At that time, the deferred costs will be charged to Capital In Excess of Par Value.

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of April 30, 2004 and the results of its operations and cash flows for the three months ended April 30, 2004 and 2003 have been made. Operating results for the three months ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ended October 31, 2004.

These condensed financial statements should be read in conjunction with the financial Statements and notes thereto contained in the Company's Form 10-KSB for the year ended October 31, 2003.

ITEM 2. PLAN OF OPERATION

Assuming no revenues, Unitech and its UCAN subsidiary have sufficient cash resources to operate at the present level of expenditure for the next eighteen
(18) months. Depending upon a variety of factors that may effect our business plan and expected operations, we may seek to raise additional capital in the future either through debt, equity or a combination of both. We may also acquire other assets through the issuance of stock. No assurances can be given that such efforts will be successful. We have no specific plans at present for raising additional capital or acquiring other assets.

Management Overview

Our Company is attempting to develop and execute a new type of business operating model within the oil and gas industry. Traditionally, the oil and gas industry is comprised of two main sectors:

the exploration and production companies that locate and produce oil and/or gas, and the service companies that provide the support for the exploration and production company's activities.

The general understanding in the oil and gas industry is that if a company is a service company in Canada, it cannot be an exploration company in Canada due to either real or perceived conflict of interest concerns. This has the effect of shutting the service companies out of the majority of profits made in the oil and gas business.

Our company is planning to maximize our proprietary technical advantage, provided by our LeadScan technology, and profitability, by using our technology to gain preferential participation agreements when operating as an exploration and production company in Canada. We also plan to operate as a service company in the United States through our 80.95%-owned Nevada-based subsidiary, LogSearch, Inc., to which we have licensed the right to market the LeadScan software in the United States. LogSearch does not have the right to market the digital well log database because the data in the database is all Canadian in origin and has no application in the United States. LogSearch's other shareholder, Puroil Technology Inc. is 91.7% owned by James Durward, the President of our Company and the President of LogSearch. Puroil is a venture capital company that finances start-up companies. This structure was put in place in order to further separate the activities of UCAN and LogSearch and to provide additional capital to be used in the development of the software business without burdening UCAN or our Company with the start-up expense. LogSearch has filed a registration statement with the intention of becoming a reporting and publicly-traded issuer that will not be reliant on our Company or UCAN for its ongoing operations.

Our 100%-owned UCAN subsidiary management has concluded that the best way to maximize the profit potential of our LeadScan technology was to trade the use of our technology for preferential participation rights in exploration and production prospects in Canada and to license the LeadScan software in other markets where we are not active in the exploration and production end of the industry. For our Canadian oil and gas operations in Canada, we have one main operating partner at this time and we plan to add another four partners before over time. We want to have more than one partner so that we may gain the advantage of multiple intellectual exploration approaches without most of the expense associated with this advantage. We plan to work with our partner's technical teams in order to locate and produce hydrocarbon within the Western Canadian Sedimentary Basin.

The maturization of the Western Canadian Sedimentary Basin and onshore United States means that smaller pools of oil and/or gas are being relied upon to make up for declining production from currently producing wells as they drain their pools. Geologists must look at more well logs than in the past because of the smaller pool size and the need to find multiple small pools in order to make up for the production decline of large pools. We believe that this will accelerate the demand for our LeadScan system and that this will allow us to increase our revenue base in the future. This said, we cannot accurately predict when this expected increase would occur because we simply do not have enough information at this time.

The capital markets are currently active in supplying capital to the oil and gas business and we expect that it will remain so for the foreseeable future. We have operating capital for 18 months of operations at the current rate of expenditure and we believe we will achieve profitability within that time frame. We also believe that we will be able to access the capital markets in the event we do not reach profitability within that time frame.

The effect of these trends and events on our financial performance are that we are likely to see declining cash reserves and continued losses for the next 12 months in our oil and/or gas operations. We believe that we will receive revenues from software license sales and that those revenues may partially or completely offset those losses.

Uncertainties affecting our Business and how they relate to our financial performance

Our business model in new and untried and may not be successful. If we cannot attract partners on acceptable terms, and if those partners cannot acquire suitable oil and/or gas exploitation rights, we may not be able to generate revenues and out business may run out of cash and fail. We will not know our business model is performing until at least the first quarter of 2005 as this is when most of the drilling activity takes place in Canada.

The following is the history and projected future activities of Unitech in milestone format.

Milestones:

1. Acquire funding for ongoing operations.

Unitech issued 850,000 shares of common stock at $0.50 per share in return for $425,000.00, in February, 2004. These funds were allocated to the acquisition of UCAN and expenses related to that transaction.

2. Completed a private placement in an operating company.

Unitech completed a private placement in UCAN on Febraury 10, 2004. The private placement was for common shares of UCAN and was for a total of CDN$500,000. The subscription price was for CDN$0.23 per share for a total of 2,173,913 shares. At the completion of the private placement, we owned 30% of the issued and outstanding stock of UCAN.

3. Acquired the balance of UCAN stock upon which to base future expansion.

On February 10, 2004, we issued an aggregate of 5,142,857 common shares to the shareholders of UCAN in exchange for 5,717,563 shares of UCAN pursuant to a Share Exchange Agreement dated January 31, 2004. The issuance increased the amount of our issued and outstanding shares to 23,242,857 from 18,100,000.

UCAN (formerly Technical Exploration Group Inc.) was incorporated in October, 1999 for the purposes of developing an oil and gas well log analysis system, LeadScan, with the intention of using the system to locate and exploit bypassed hydrocarbons in the Western Canadian Sedimentary Basin. After approximately 3 years of full-time processing by an array of 25 computers, LeadScan now contains approximately 300,000 searchable digital oil and gas wells and approximately 900,000 well logs. The unique, proprietary system contains a database that is more than one terabyte in size and is complemented by proprietary pattern recognition software. The LeadScan system was considered fully developed in the fall of 2003. More than Cdn$500,000 has been expended to develop the system over the past four years. These expenditures were mainly for computer systems, general operating overhead, and salaries over the four year term. Approximately Cdn$100,000 in revenues were generated during the 2003 fiscal year as the system was used in the field by multiple oil and gas operators and consultants. UCAN has begun to enter joint venture relationships with operating oil and gas companies whereby UCAN may profit from the provision of its technology through a variety of joint venture mechanisms.

4. The establishment of commercialization ventures.

Unitech, directly and through its UCAN plans to enter into a variety of joint ventures over the next 24 months. These joint ventures may be in a variety of forms, from direct participation in oil and gas prospects, to software licensing in areas where Unitech has no underlying database. To this end, UCAN has established LogSearch, Inc. to commercialize the software system in the United States. It is planned that the new subsidiary will act to establish channel distribution agreements with US distributors in order to generate revenues from software sales.

Our agreement with our current exploration partner, Rival Energy Ltd, has had no material effect on our operations to date as we have not entered into any drilling agreements and we have not yet received the Rival shares pursuant to the joint venture agreement. Rival has informed us that they are actively trying to negotiate drilling rights on a prospect that had its genesis in a LeadScan search directed by Rival personnel. Should Rival be able to successfully negotiate the rights, we could be called upon to supply an unknown amount of capital within a short period of time or we could lose our participation rights. In the event that we are successful in raising and supplying the required capital we would participate in the drilling of one or more wells and suffer the risks associated with such activity. Because we do not know the capital commitments at this time we cannot predict, with any accuracy, the effect that Rival's future activities would have on our cash reserves or cash flows. This said, we have the option of not participating in which case there would be virtually no effect on our cash reserves or cash flows.

In the next six (6) months, we plan to pursue arrangements for the listing of our securities on the NASD OTC Bulletin Board and the establishment of our stated business operations. There can be no assurance that we shall obtain a listing of our securities.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     31.1 Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14

     31.2 Certificate of CEO/CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

     32.1 CEO CERTIFICATION  PURSUANT TO 18 U.S.C.  1350, AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     32.2 CFO CERTIFICATION  PURSUANT TO 18 U.S.C.  1350, AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     (b) Reports on Form 8-K

Form 8-K as filed on, February 13, 2004, as amended on April 7, 2004 and April 14, 2004.

SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.


UNITECH ENERGY CORP.
(Registrant)

Date:  August 26, 2004

By:/s/James Durward
----------------------------
      James Durward
      President and Director

Date:  August 26, 2004

By:/s/James Durward
----------------------------
      James Durward
      Principal Accounting Officer

                                  EXHIBIT 31.1
                                  CERTIFICATION

I, James Durward, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of UNITECH ENERGY CORP.;

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

Date: August 26, 2004

/s/ James Durward
------------------------
By: James Durward, CEO

                                  EXHIBIT 31.2
                                  CERTIFICATION

I, James Durward, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of UNITECH ENERGY CORP.;

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

Date: August 26, 2004

/s/James Durward
-------------------------
By: James Durward, CFO

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of UNITECH ENERGY CORP. (the "Company") on Form 10-QSB for the period ended April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Durward, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                  /s/ James Durward
                                                  ---------------------------
Date: August 26, 2004                                 James Durward
                                                      Chief Financial Officer

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of UNITECH ENERGY CORP. (the "Company") on Form 10-QSB for the period ended April 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Durward, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ James Durward
                                                   --------------------------
Date: August 26, 2004                                  James Durward
                                                       Chief Executive Officer