Form 10QSB
period 2004-07-31
UNITECH ENERGY CORP
filed 2004-09-23
CIK 1140461

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2004

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

Yes X  No
   ----    ----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of July 31, 2004 was 23,242,857.

                              UNITECH ENERGY CORP.

                                TABLE OF CONTENTS


Part I Financial Information                                               Page

Item 1. Financial Statements:

Consolidated Balance Sheet:
     July 31, 2004 .......................................................   3

Consolidated Statements of Operations:
     For the nine months ended July 31, 2004 and 2003 ....................   4
     For the quarters ended July 31, 2004 and 2003 .......................   5

Consolidated Statements of Stockholders' Equity:
     For the nine months ended July 31, 2004 .............................   6

Consolidated Statements of Cash Flows:
     For the nine months ended July 31, 2004 .............................   7

Notes to Interim Financial Information:
     July 31, 2004 ....................................................... 8-9

Item 2. Plan of operation .............................................. 10-12


Part II Other Information

Item 1. Legal Proceedings ................................................  13

Item 2. Changes in Securities ............................................  13

Item 6. Exhibits and Reports on Form 8-K .................................  13

Signatures ...............................................................  13

Part I Financial Information

Item 1. Financial Statements:
                                                      UNITECH ENERGY CORPORATION
                                                      Consolidated Balance Sheet
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                 July 31, 2004
ASSETS
  Current assets:
    Cash and equivalents                                           $   320,484
    Corporate income tax refundable                                      4,614
    Other receivables                                                    1,862
                                                                --------------
      Total current assets                                             326,960
                                                                --------------

  Property and equipment, net of accumulated
    depreciation of $78,552                                             57,779
                                                                --------------

  Other assets:
    Deferred registration costs                                         15,000
                                                                --------------
      Total assets                                                 $   399,739
                                                                ==============


LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses                          $    17,645
                                                                --------------
      Total current liabilities                                         17,645
                                                                --------------

MINORITY INTEREST                                                       57,403
                                                                --------------

STOCKHOLDERS' EQUITY
  Common stock, par value $.001, 25,000,000 shares authorized,
     23,242,857 shares issued and outstanding                           23,243
  Capital in excess of par value                                       743,889
  Retained earnings (deficit)                                         (387,388)
  Accumulated other comprehensive income                               (55,053)
                                                                --------------
      Total stockholders' equity                                       324,691
                                                                --------------
      Total liabilities and stockholders' equity                   $   399,739
                                                                ==============

The accompanying note are an integral part of these statement

                                                      UNITECH ENERGY CORPORATION
                                           Consolidated Statements of Operations
                                                                     (Unaudited)
--------------------------------------------------------------------------------


                                               Nine Months Ended July 31,
                                                     2004          2003
                                              ------------- -------------

Revenues                                       $     27,317  $     56,182

General and administrative expenses                 198,827       150,404
                                              ------------- -------------
    Operating income (loss)                        (171,510)      (94,222)
                                              ------------- -------------

Other income (expense):
  Proceeds from settlement of lawsuit,
    net of related expenses                               -       188,054
  Interest income                                     3,051           196
                                              ------------- -------------
    Total other income                                3,051       188,250
                                              ------------- -------------
    Income (loss) before taxes on income           (168,459)       94,028

Provision (credit) for taxes on income:                   -             -
                                              ------------- -------------
    Income (loss) before minority interest         (168,459)       94,028

Minority interest in loss of subsidiary               1,597             -
                                              ------------- -------------
  Net income (loss)                            $   (166,862) $     94,028
                                              ============= =============

Basic earnings (loss) per common share         $      (0.01) $       0.01
                                              ============= =============

Weighted average number of shares outstanding    21,052,268    17,250,000
                                              ============= =============

The accompanying note are an integral part of these statement

                                                      UNITECH ENERGY CORPORATION
                                           Consolidated Statements of Operations
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                  Quarter Ended July 31,
                                                     2004           2003
                                              ------------- -------------

Revenues                                       $          -  $     19,198

General and administrative expenses                  73,756        76,647
                                              ------------- -------------
    Operating income (loss)                         (73,756)      (57,449)
                                              ------------- -------------

Other income (expense):
  Proceeds from settlement of lawsuit,
    net of related expenses                               -             -
  Interest income                                     1,637           195
                                              ------------- -------------
    Total other income                                1,637           195
                                              ------------- -------------
    Income (loss) before taxes on income            (72,119)      (57,254)

Provision (credit) for taxes on income:                   -             -
                                              ------------- -------------
    (Loss) before minority interest                 (72,119)      (57,254)

Minority interest in loss of subsidiary               1,598             -
                                              ------------- -------------
  Net (loss)                                   $    (70,521) $    (57,254)
                                              ============= =============

Basic earnings (loss) per common share         $      (0.00) $      (0.00)
                                              ============= =============

Weighted average number of shares outstanding    23,242,857    17,250,000
                                              ============= =============

The accompanying note are an integral part of these statement

                                                      UNITECH ENERGY CORPORATION
                                  Consolidated Statement of Stockholders' Equity
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                                                          Accumulated
                                                                                Capital In    Retained       Other
                                                             Common Stock        Excess Of    Earnings   Comprehensive
                                                          Shares       Amount    Par Value   (Deficit)       Income        Total
                                                      -------------- --------- ----------- ----------- --------------- ------------
Balances, October 31, 2003, as previously reported       5,717,563  $  354,405  $        -  $ (220,526) $         (830) $   133,049

Effect of reverse acquisition on February 10, 2004,
   retroactively stated                                 (4,717,563)   (353,405)    353,405                                        -
                                                      -------------- --------- ----------- ----------- --------------- ------------
Balances, October 31, 2003, as restated                  1,000,000       1,000     353,405    (220,526)           (830)     133,049

Return of shares by certain shareholders                  (425,000)       (425)        425                                        -
Forgiveness of debt by shareholder                                                  19,933                                   19,933
 30 for 1 forward split                                 16,675,000      16,675     (16,675)                                       -
Issuance of shares to acquire Unitech Energy
  Corp. (Canada)                                         5,142,857       5,143     (25,076)                                 (19,933)
Sale of shares for cash in private placement               850,000         850     424,150                                  425,000
Share issuance expenses                                                            (12,273)                                 (12,273)
 Net income (loss)                                                                            (166,862)                    (166,862)
 Net other comprehensive
   income (loss) - Foreign
   currency translation                                                                                        (54,223)     (54,223)
                                                      -------------- --------- ----------- ----------- --------------- ------------
Balances, July 31, 2004                                 23,242,857  $   23,243  $  743,889  $ (387,388) $      (55,053) $   324,691
                                                      ============== ========= =========== =========== =============== ============

The accompanying note are an integral part of these statement

                                                      UNITECH ENERGY CORPORATION
                                           Consolidated Statements of Cash Flows
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                    Nine Months Ended July 31,
                                                                          2004
                                                               ---------------
 Cash flows from operating activities:
   Net income (loss)                                             $    (166,862)

   Adjustments to reconcile net income to cash
   provided (used) by operating activities:
     Depreciation                                                       13,663
   Changes in current assets and liabilities:
     Other receivables                                                    (957)
     Accounts payable and accrued expenses                               8,481
     Unearned revenue                                                   (5,492)
                                                               ---------------
       Net cash flows from operating activities                       (151,167)
                                                               ---------------

 Cash flows from investing activities:
   Acquisition of equipment                                            (20,952)
                                                               ---------------
       Net cash flows from investing activities                        (20,952)
                                                               ---------------

 Cash flows from financing activities:
   Increase in minority interest                                        57,403
   Increase in deferred registration costs                             (15,000)
   Sale of shares for cash                                             425,000
   Expenses applicable to sale of shares                               (12,273)
                                                               ---------------
       Net cash flows from financing activities                        455,130
                                                               ---------------


 Effect of foreign exchange translation rate changes                   (53,879)
                                                               ---------------
       Net cash flows                                                  229,132

 Cash and equivalents, beginning of period                              91,352
                                                               ---------------
 Cash and equivalents, end of period                             $     320,484
                                                               ===============

 Supplemental cash flow disclosures:
   Cash paid for interest                                        $           -
   Cash paid for income taxes                                                -

The accompanying note are an integral part of these statement

                                                      UNITECH ENERGY CORPORATION
                                         Notes to Unaudited Financial Statements
                                                                   July 31, 2004
--------------------------------------------------------------------------------
                                                                     (Unaudited)


The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in Unitech Energy Corp.'s audited financial statements for the period ended October 31, 2003. Operating results for the three and nine months ended July 31, 2004, are not necessarily indicative of the results that can be expected for the year ended October 31, 2004.


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

Note 3 - Deferred registration costs:

Our subsidiary, LogSearch, Inc., has filed a registration statement with the Securities and Exchange Commission. In that connection, $15,000 of expenses attributable to the filing were incurred, and have been deferred until the shares being registered are sold. At that time, the deferred costs will be charged to Capital In Excess of Par Value.

Note 4 - Stock options:

On February 10, 2004, our Board of Directors approved the 2004 Equity Incentive Plan. It authorizes the Board or a committee to grant options, stock appreciation rights, restricted stock, and deferred stock awards to our officers, other key employees, and consultants. A total of 2,000,000 shares of common stock are available and reserved for issuance under the Plan. On February 10, 2004, we granted nonqualified options to purchase 768,800 shares of our common stock at an option price of $0.18 per share. They become effective upon the Company's initial trading date. All of the options are fully vested. A summary of options outstanding follows:

                                                   Option Price         Shares
       Options outstanding at beginning of year               -              -
       Options issued February 10, 2004                   $0.18        768,800
                                                                  ------------
       Options outstanding, July 31, 2004                              768,800
                                                                  ============


The options expire as follows:

       Expiration Date:                                  Shares
         Two years following effective date             668,800
         Upon termination of the Plan                   100,000


The market value of the options on the issue date was not determinable, as no ready market existed for the shares. No compensation expense was recognized when the options were issued.

The options have not been considered in the computation of earnings per share, because we incurred a loss during the period, and their inclusion would have been antidilutive.

Note 5 - General and administrative expenses:

General and administrative expenses consist of the following:

Nine Months Ended July 31:                             2004              2003
                                         ------------------- -----------------
Salaries and benefits                               $21,408           $59,771
Consulting fees                                      94,143            41,214
Rent                                                 17,270            10,663
Depreciation and amortization                        13,663            11,640
Professional fees                                    31,829             8,953
Other administrative expenses                        20,514            18,163
                                         ------------------- -----------------
  Total                                            $198,827          $150,404
                                         =================== =================

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     31.1 Certificate of CEO as Required by Rule 13a-14(a)/15d-14
     31.2 Certificate of CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
     32.1 CERTIFICATION  PURSUANT  TO 18 U.S.C.  1350,  AS ADOPTED  PURSUANT  TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
     32.2 CERTIFICATION  PURSUANT  TO 18 U.S.C.  1350,  AS ADOPTED  PURSUANT  TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     (b) Reports on Form 8-K

Form 8-K as filed on, February 13, 2004, as amended on April 7, 2004, April 14, 2004.June 30, 2004 and July 23, 2004

SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.

UNITECH ENERGY CORP.
(Registrant)

Date:  September 20, 2004

By:/s/James Durward
----------------------------
James Durward
President and Director

Date:  September 20, 2004

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

Date: September 20, 2004
/s/ James Durward
------------------------
By: James Durward, CEO

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

Date: September 20, 2004
/s/ James Durward
-------------------------
By: James Durward, CFO

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of UNITECH ENERGY CORP. (the "Company") on Form 10-QSB for the period ended July 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Durward, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                  /s/ James Durward
                                                  ---------------------------
Date: September 20, 2004                              James Durward
                                                      Chief Financial Officer

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of UNITECH ENERGY CORP. (the "Company") on Form 10-QSB for the period ended July 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Durward, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ James Durward
                                                   --------------------------
Date: September 20, 2004                               James Durward
                                                       Chief Executive Officer