Form 10KSB/A
period 2003-12-31
UNITECH ENERGY CORP
filed 2004-10-15
CIK 1140461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                 FIRST AMENDMENT

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003


     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission File No.: 000-32763

                              Unitech Energy Corp.
 -------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

               Nevada                                        86-1024733
 -------------------------------------------------------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                          Identification No.)

               8776 East Shea, Suite B3A323, Scottsdale, AZ 85260
           -----------------------------------------------------------
          (Address, including zip code, of principal executive offices)

                     Issuer's telephone number: 602-821-6492

       Securities registered under Section 12(b) of the Exchange Act: None

      Securities registered under Section 12(g) of the Exchange Act: Common


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

As of December 31, 2003, we had 1,000,000 shares of our $0.001 par value common stock issued and outstanding. As there is no public trading market for our securities, we are unable to determine the aggregate market value of the common stock, our only class of voting stock, held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives.
Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties, which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-KSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors, which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into this Form 10-KSB.

Transitional Small Business Disclosure Form (Check one): Yes [ ] No [X]

To simplify the language in this Form 10-KSB, Unitech Energy Corporation is referred to herein as "we" or "us."

                                TABLE OF CONTENTS
                                                                           Page
Part I

ITEM 1  DESCRIPTION OF BUSINESS ........................................... 4
             The Company .................................................. 4
             Business of the Company ...................................... 4
             Employees .................................................... 4
ITEM 2  DESCRIPTION OF PROPERTIES ......................................... 4
ITEM 3  LEGAL PROCEEDINGS ................................................. 4
ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY  HOLDERS .......... 4

PART II

ITEM 5  MARKET FOR  REGISTRANT'S  COMMON EQUITY & RELATED
          STOCKHOLDER MATTERS ............................................. 5
             Market ....................................................... 5
             Holders ...................................................... 5
             Dividends .................................................... 5
ITEM 6  MANAGEMENT'S  DISCUSSION & ANALYSIS OF FINANCIAL  CONDITION &
          RESULTS OF OPERATION ............................................ 5
             Plan of Operation ............................................ 5
             Forward-Looking Statements ................................... 5
ITEM 7  FINANCIAL STATEMENTS .............................................. 6
ITEM 8  CHANGES IN &  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING &
          FINANCIAL DISCLOSURE ............................................15
ITEM 8A CONTROLS & PROCEDURES..............................................15

Part III

ITEM 9  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS & CONTROL
          PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ......16
             The Directors and Officers of the Company ....................16
             Compliance with Section 16(a) of the Exchange Act ............17
ITEM 10 EXECUTIVE COMPENSATION ............................................18
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT ......18
             Security Ownership of Beneficial Owners ......................18
             Security Ownership of Management .............................18
ITEM 12 CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS ......................18
ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K ..................................19
             Exhibits .....................................................19
             Reports on Form 8-K ..........................................19
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES ..........................19

SIGNATURES ................................................................20

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

                                   The Company

Unitech Energy Corp. is a Nevada corporation originally formed on July 16, 1998 as "Power Professionals, Inc.. Our principal place of business is located at 8776 East Shea, Suite B3A323, Scottsdale, AZ 85260. We were organized to engage in any lawful corporate business, including but not limited to, participating in mergers with, and the acquisitions of, other companies. We have been in the developmental stage since our inception and have no operating history other than organizational matters.

                             Business of the Company

Our primary activity currently involves seeking a company or companies that we can acquire or with whom we can merge. Our management has entered into initial acquisition negotiations with Unitech Energy Corp., an Alberta corporation. No definitive agreement has yet been executed.

                                    Employees

Our only employees at the present time are our two officers and directors, who will devote as much time as they determines necessary to carry out the affairs of our company.

ITEM 2. DESCRIPTION OF PROPERTIES

We have no significant assets, property, or operating capital.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to, nor are any of our properties the subject of, any pending legal proceedings and no such proceedings are known to us to be threatened or contemplated by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

On December 30, 2003, our shareholders unanimously approved by written consent a name change from Power Professionals, Inc. to Unitech Energy Corp. No other matters were submitted to our shareholders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

                                     Market

To the knowledge of current management, there is no public trading market for our common stock.

                                     Holders

At December 31, 2003, there were approximately 37 holders of record of our common stock.

                                    Dividends

We have not declared any cash dividends within the past two years of our common stock, nor do we anticipate or contemplate paying dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

                                Plan of Operation

We plan to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. We have entered into material acquisition negotiations with Unitech Energy Corp, an Alberta corporation. As of December 31, 2003, no definitive agreement had been executed.

We will not restrict our search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this Report is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into a business combination.

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

                                      F-8

ITEM 8. CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

We are not aware, and have not been advised by our auditors, Braverman & Company, C.P.A. of any disagreement on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

                Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

                          Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:

Name                 Age   Positions and Offices Held    Expiration of Term
-------------------  ---   ----------------------------  -----------------------
Kevin Ericksteen     29     Director/President           January 11, 2004

Deanna Olson         32     Secretary, Treasurer and     January 11, 2004
                            Director

Kevin Ericksteen, Age 29, Director and President: Mr. Ericksteen has served as our President and Director since January 12, 1999. His term expires on January 11, 2004. For the past five (5) years Mr. Ericksteen has been self-employed as an independent business consultant and is the sole member of Ericksteen Consulting, L.L.C. Mr. Ericksteen earned a Bachelor of Arts Degree in History from Arizona State University in 1997, and attended the University of San Diego School of Law from 1998-1999.

Mr. Ericksteen serves or has served as an officer and/or director in the following reporting blank check companies:

Incorporation Name                 Form Type  File No.          Date     Status
--------------------------------- ---------  ---------        --------  -------
Foresight Specialists, Inc.         10SB12G  000-32757         5/15/01  No (1)
Noricom, Inc.                       10SB12G  000-32767         5/15/01  No
Grant Hayward, Inc.                 10SB12G  000-32765         5/15/01  No
Power Professionals, Inc.           10SB12G  000-32763         5/15/01  No
AM Marketing, Inc.                  10SB12G  000-32317         2/07/01  No
Dakota Distribution, Inc.           10SB12G  000-32761         5/15/01  No
Roberts & Levin, Inc.               10SB12G  000-32765         5/15/01  No
Cable Net, Inc.                     10SB12G  000-32309         5/04/01  No
J. Allen Greer, Inc.                10SB12G  000-32769         5/15/01  No
Shelby Group, Inc.                  10SB12G  000-32773         5/15/01  No
Desert Sky Consulting, Inc.         10SB12G  000-32313         2/07/01  No
Kaufman & Hurtz, Inc.               10SB12G  000-32755         5/15/01  No
Baxtrom & Associates, Inc.          10SB12G  000-32753         5/15/01  No

(1) "No" represents that as of December 31, 2003, the company has not entered into any agreement for a merger or acquisition and is seeking a merger or acquisition candidate.

Deanna Olson, Age 32, Director, Secretary and Treasurer: Ms. Olson has been Secretary, Treasurer and Director since January 12, 1999. Ms. Olson's term expires on January 11, 2004. From 1991-1994, Ms. Olson attended University College of the Cariboo in Kamloops, British Columbia, Canada. For the past five
(5) years she has been employed as an administrative assistant with Palamesa Investments, Inc.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

Ms. Olson serves or has served as an officer and/or director in the following reporting blank check companies:

Incorporation Name                 Form Type  File No.          Date     Status
--------------------------------- ---------  ---------        --------  -------
Foresight Specialists, Inc.         10SB12G  000-32757         5/15/01  No (1)
Noricom, Inc.                       10SB12G  000-32767         5/15/01  No
Grant Hayward, Inc.                 10SB12G  000-32765         5/15/01  No
Power Professionals, Inc.           10SB12G  000-32763         5/15/01  No
AM Marketing, Inc.                  10SB12G  000-32317         2/07/01  No
Dakota Distribution, Inc.           10SB12G  000-32761         5/15/01  No
Roberts & Levin, Inc.               10SB12G  000-32765         5/15/01  No
Cable Net, Inc.                     10SB12G  000-32309         5/04/01  No
J. Allen Greer, Inc.                10SB12G  000-32769         5/15/01  No
Shelby Group, Inc.                  10SB12G  000-32773         5/15/01  No
Desert Sky Consulting, Inc.         10SB12G  000-32313         2/07/01  No
Kaufman & Hurtz, Inc.               10SB12G  000-32755         5/15/01  No
Baxtrom & Associates, Inc.          10SB12G  000-32753         5/15/01  No

(1) "No" represents that as of December 31, 2003, the company has not entered into any agreement for a merger or acquisition and is seeking a merger or acquisition candidate.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD OF DIRECTORS

Our operations are managed under the supervision of our Board of Directors, which has the ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies.

During fiscal 2003, pursuant to the laws of the State of Nevada, our Board of Directors did not formally meet as a Board. In fiscal 2003, none of our directors received any fee for attending Board meetings and received no expense reimbursement.

During fiscal 2003, the Board of Directors had no committees. We generated no revenues from operations. Management intends to establish both an Audit Committee and Compensation Committee after we have merged into or acquired an operating business and we begin to generate revenues.

ITEM 9B: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and person who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. No changes in the holdings of any officer, director or other person took place and therefore, no other reports were required to be filed.

ITEM 10. EXECUTIVE COMPENSATION

During the last fiscal year, our officers and directors did not receive any salary, wage or other compensation. During the current fiscal year, we have no present plans or means to pay compensation to our officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

As of December 31, 2003, there were 1,000,000 shares of our common stock, $.001 par value outstanding. The following tabulates holdings of our shares by each person who, subject to the above, at December 31, 2003, holds of record or is known by our management to own beneficially more than 5.0% of the common shares and, in addition, by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

Security Ownership of Beneficial Owners:
----------------------------------------

Beneficial Owner  Class    Amount    Nature of Ownership  Percentage
----------------  -------  --------  -------------------  ------------
Kevin Ericksteen  Common   400,000   Direct                   40 %

Deanna Olson      Common   400,000   Direct                   40 %

--------------------------------------------------------------------------------
Total Common Shares        800,000                            80%


Security Ownership of Management:
---------------------------------

Beneficial Owner  Class    Amount    Nature of Ownership  Percentage
----------------  -------  --------  -------------------  ------------
Kevin Ericksteen  Common   400,000   Direct                   40 %

Deanna Olson      Common   400,000   Direct                   40 %

--------------------------------------------------------------------------------
Total Common Shares        800,000                            80%

ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

                                    Exhibits

     (a) Exhibits

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
     10.1 Articles of Incorporation*

     10.2 Certificate of Amendment of Articles of Incorporation

     10.3 Bylaws*

     * Incorporated by Reference on Form 10SB12G filed May 15, 2001, and amended on May 24, 2001.

     23.1 Consent of Independent Auditor

     31.1 Certificate of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14

     31.2 Certificate of Principal Accounting Officer as Required by Rule 13a-14(a)/15d-14

     32.1 Certificate of Principal Executive Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350
          of Chapter 63 of Title 18 of the United States Code

     32.1 Certificate of Principal Accounting Officer as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350
          of Chapter 63 of Title 18 of the United States Code

     (b) Reports on Form 8-K

     Form 8-K filed March 13, 2004

On December 30, 2003, our shareholders, by written consent, voted to amend our Articles of Incorporation to change our name from "Power Professionals, Inc." to "Unitech Energy Corp." The Certificate of Amendment was filed with the Nevada Secretary of State on December 30, 2003.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In our review of non-audit service fees and its appointment of Braverman & Company, C.P.A., as our independent accountants, our board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Braverman & Company C.P.A., in fiscal years ended December 31, 2003, were approved by our board of directors.

Audit Fees

The aggregate fees billed by Braverman & Company, C.P.A., for professional services for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB for 2003 and 2002 were $2,300 and $2,300, respectively, net of expenses. Audit-Related Fees

There were no other fees billed by Braverman & Company during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed during the last two fiscal years for professional services rendered for tax compliance for fiscal years ended December 31, 2003 and 2002 were $0 and $0, respectively.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

Unitech Energy Corporation

Dated: October 15, 2004

By: /s/ James Durward
    ---------------------
        James Durward
        Principal Executive Officer

By: /s/ James Durward
    ---------------------
        James Durward
        Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: October 15, 2004

By: /s/ James Durward
    ---------------------
        James Durward
        Director

By: /s/ Christopher A. Kolacy
    ---------------------
        Christopher A. Kolacy
        Director