Form 10QSB/A
period 2004-04-30
UNITECH ENERGY CORP
filed 2005-03-30
CIK 1140461

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                 FIRST AMENDMENT

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

                        Suite 210, 815 10th Avenue, S.W.
                            Calgary, Alberta T2R 0B4

                   ------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (403) 461-8425
                              ---------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]


The number of outstanding shares of the issuer's common stock, $0.001 par value, as of April 30, 2004 was 23,242,860.

                              UNITECH ENERGY CORP.

                                TABLE OF CONTENTS


Part I Financial Information                                               Page

Item 1. Financial Statements ............................................. 3

Item 2. Plan of operation ................................................ 12


Part II Other Information

Item 1. Legal Proceedings ................................................ 16

Item 2. Changes in Securities ............................................ 16

Item 6. Exhibits and Reports on Form 8-K ................................. 16

Signatures ............................................................... 16

PART I FINANCIAL INFORMATION


Consolidated Balance Sheet -
     April 30, 2004 .................................................... F-2

Consolidated Statements of Income (Loss):
     For the six months ended April 30, 2004 and 2003 .................. F-3
     For the quarters ended April 30, 2004 and 2003 .................... F-4

Consolidated Statements of Stockholders' Equity:
     For the six months ended April 30, 2004 ........................... F-5

Consolidated Statements of Cash Flows:
     For the six months ended April 30, 2004 ........................... F-6

Notes to Interim Financial Information:
     April 30, 2004 .................................................... F-7

                                                      UNITECH ENERGY CORPORATION
                                                      Consolidated Balance Sheet
                                                                  April 30, 2004
                                                                     (Unaudited)
--------------------------------------------------------------------------------


ASSETS
  Current assets:
    Cash and equivalents                                          $   364,387
    Funds held in trust                                                24,161
    Corporate income tax refundable                                     4,465
    Other receivables                                                   1,317
                                                              ---------------
      Total current assets                                            394,330
                                                              ---------------

  Property and equipment, net of accumulated
    depreciation of $70,232                                            43,481
                                                              ---------------

  Other assets:
    Deferred registration costs                                        10,000
                                                              ---------------
      Total assets                                                $   447,811
                                                              ===============


LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses                         $     4,376
                                                              ---------------
      Total current liabilities                                         4,376
                                                              ---------------

MINORITY INTEREST                                                      59,000
                                                              ---------------

STOCKHOLDERS' EQUITY
  Common stock, par value $.001, 25,000,000 shares authorized,
     23,242,860 shares issued and outstanding                          23,243
  Capital in excess of par value                                      938,055
  Retained earnings (deficit)                                        (564,188)
  Accumulated other comprehensive income                              (12,675)
                                                              ---------------
      Total stockholder's equity                                      384,435
                                                              ---------------
      Total liabilities and stockholder's equity                  $   447,811
                                                              ===============

         The accompanying notes are an integral part of these statements

                                                      UNITECH ENERGY CORPORATION
               Consolidated Statements of Income (Loss) For The Six Months Ended
                                                         April 30, 2004 and 2003
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                Six Months       Six Months
                                                   Ended           Ended
                                              April 30, 2004   April 30, 2003
                                            ----------------- -----------------

Revenues                                       $       27,544    $       36,984
                                            ----------------- -----------------
General and administrative expenses:
  Stock option compensation expense                   246,016                 -
  Other general and administrative expenses           125,298            73,757
                                            ----------------- -----------------
    Total general and administrative expenses         371,314            73,757
                                            ----------------- -----------------
    Operating income (loss)                          (343,770)          (36,773)
                                            ----------------- -----------------
Other income (expense):
  Proceeds from settlement of lawsuit,
    net of related expenses                                 -           188,054
  Interest income                                       1,414                 1
  Gain (loss) on foreign exchange                      (1,307)                -
                                            ----------------- -----------------
    Total other income                                    107           188,055
                                            ----------------- -----------------
    Income (loss) before taxes on income             (343,663)          151,282

Provision (credit) for taxes on income:                     -                 -
                                            ----------------- -----------------
    Income (loss) before minority interest           (343,663)          151,282

Minority interest in earnings of subsidiary                (1)                -
                                            ----------------- -----------------
  Net income (loss)                            $     (343,662)   $      151,282
                                            ================= =================
Basic earnings (loss) per common share         $        (0.02)   $         0.01
                                            ================= =================

Weighted average number of shares outstanding      19,944,938        17,250,000
                                            ================= =================

         The accompanying notes are an integral part of these statements

                                               Consolidated Statements of Income
                                                   (Loss) For The Quarters Ended
                                                         April 30, 2004 and 2003
                                                                     (Unaudited)
--------------------------------------------------------------------------------
                                                  Quarter           Quarter
                                                   Ended             Ended
                                               April 30, 2004    April 30, 2003
                                            ----------------- -----------------

Revenues                                       $        6,418    $       22,677
                                            ----------------- -----------------

General and administrative expenses:
  Stock option compensation expense                   246,016                 -
  Other general and administrative expenses            74,932            43,855
                                            ----------------- -----------------
    Total general and administrative expenses         320,948            43,855
                                            ----------------- -----------------
    Operating income (loss)                          (314,530)          (21,178)
                                            ----------------- -----------------

Other income (expense):
  Proceeds from settlement of lawsuit,
    net of related expenses                                 -           188,054
  Interest income                                         790                 -
  Gain (loss) on foreign exchange                      (1,307)                -
                                            ----------------- -----------------
    Total other income                                   (517)          188,054
                                            ----------------- -----------------
    Income (loss) before taxes on income             (315,047)          166,876

Provision (credit) for taxes on income:                     -                 -
                                            ----------------- -----------------
    (Loss) before minority interest                  (315,047)          166,876

Minority interest in earnings of subsidiary                (1)                -
                                            ----------------- -----------------
  Net income (loss)                            $     (315,046)   $      166,876
                                            ================= =================

Basic earnings (loss) per common share         $        (0.01)   $         0.01
                                            ================= =================

Weighted average number of shares outstanding      22,671,431        17,250,000
                                            ================= =================

         The accompanying notes are an integral part of these statements

                                                      UNITECH ENERGY CORPORATION
         Consolidated Statement of Stockholders' Equity For The Six Months Ended
                                                                  April 30, 2004
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                                                       Accumulated
                                                                             Capital In    Retained       Other
                                                          Common Stock        Excess Of    Earnings  Comprehensive
                                                        Shares       Amount   Par Value    (Deficit)     Income          Total
                                                    ------------ ----------- ----------- ------------ ------------ ------------
Balances, October 31, 2003, as previously reported     5,717,563   $ 354,405   $       -   $ (220,526)  $     (830)  $  133,049

 Effect of reverse acquisition on February 10, 2004,
   retroactively stated                               (4,717,563)   (353,405)    353,405                                      -
                                                    ------------ ----------- ----------- ------------ ------------ ------------
Balances, January 31, 2004, as restated                1,000,000       1,000     353,405     (220,526)        (830)     133,049


Return of shares by certain shareholders                (425,000)       (425)        425                                      -
Forgiveness of debt by shareholder                                                19,933                                 19,933
30 for 1 forward split                                16,675,000      16,675     (16,675)                                     -
Issuance of shares to acquire Unitech Energy
  Corp. (Canada)                                       5,142,860       5,143     (25,076)                               (19,933)

Sale of shares for cash in private placement             850,000         850     424,150                                425,000
Share issuance expenses                                                          (64,123)                               (64,123)
Stock option compensation expense                                                246,016                                246,016
 Net income (loss)                                                                           (343,662)                 (343,662)
 Net other comprehensive
   income (loss) - Foreign
   currency translation                                                                                    (11,845)     (11,845)
                                                    ------------ ----------- ----------- ------------ ------------ ------------
Balances, April 30, 2004                              23,242,860   $  23,243   $ 938,055   $ (564,188)   $ (12,675)   $ 384,435
                                                    ============ =========== =========== ============ ============ ============

         The accompanying notes are an integral part of these statements

                                                      UNITECH ENERGY CORPORATION
                               Statements of Cash Flows For The Six Months Ended
                                                                  April 30, 2004
                                                                     (Unaudited)
--------------------------------------------------------------------------------

 Cash flows from operating activities:
   Net income (loss)                                               $  (343,662)
                                                                --------------
   Adjustments to reconcile net income to cash provided
   (used) by operating
   activities:
     Depreciation                                                        7,763
     Stock option compensation expense                                 246,016
   Changes in current assets and liabilities:
     Other receivables                                                    (412)
     Accounts payable and accrued expenses                              (4,788)
     Unearned revenue                                                   (5,492)
                                                                --------------
       Net cash flows from operating activities                       (100,575)
                                                                --------------

 Cash flows from investing activities:
   Acquisition of equipment                                             (2,381)
                                                                --------------
       Net cash flows from investing activities                         (2,381)
                                                                --------------

 Cash flows from financing activities:
   Increase in minority interest                                        59,000
   Increase in deferred registration costs                             (10,000)
   Sale of shares for cash                                             425,000
   Expenses applicable to sale of shares                               (64,123)
   Funds held in trust                                                 (24,161)
                                                                --------------
       Net cash flows from financing activities                        385,716
                                                                --------------


 Effect of foreign exchange translation rate changes                    (9,725)
                                                                --------------
       Net cash flows                                                  273,035

 Cash and equivalents, beginning of period                              91,352
                                                                --------------
 Cash and equivalents, end of period                               $   364,387
                                                                ==============

 Supplemental cash flow disclosures:
   Cash paid for interest                                          $         -
   Cash paid for income taxes                                                -

         The accompanying notes are an integral part of these statements

                                                      UNITECH ENERGY CORPORATION
                                         Notes to Unaudited Financial Statements
                                                                  April 20, 2004
                                                                     (Unaudited)
--------------------------------------------------------------------------------

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

Note 1 - Reverse acquisition:

On January 31, 2004, and effective on February 10, 2004, we entered into a stock exchange agreement with Unitech Energy Corporation, a Nevada corporation, formerly known as Power Professionals, Inc. Under the agreement, Unitech (Nevada) acquired all of our outstanding common stock for cash of $385,000 (Canadian $510,343) and 16,270,000 of Unitech Nevada's restricted common stock. Of the 16,270,000 shares, 5,142,857 shares were newly issued, and 11,127,143 shares were held by Unitech (Nevada) shareholders and transferred prorata to Unitech (Canada) shareholders. After the transaction, our shareholders owned a majority of Unitech Nevada's shares. An additional 3 shares were issued for fractional shares. Therefore, we are considered the acquiring company for accounting purposes, and the transaction was accounted for as a "reverse merger." In the future, financial statements will be presented on a consolidated basis, and our historical results of operations and cash flows will be presented. Our asset carrying values will carry over, similar to a pooling of interests, and no goodwill will be reflected.

The cash portion of the transaction (US $385,000) was paid out of the proceeds of a US $425,000 private placement of stock by Unitech (Nevada) concurrent with the acquisition described in the preceding paragraph.

Note 2 - Principles of consolidation:

The accompanying financial statements include the accounts of Unitech Energy Corporation, a Nevada corporation, Unitech Energy Corp., a Canadian corporation, and LogSearch, Inc., an 80%-owned subsidiary of Unitech (Canada) that was formed in March, 2004. The remaining 20% of LogSearch is owned by Puroil Technology, Inc., a venture capital company that is 91.7% owned by our President. All intercompany transactions have been eliminated.

The minority ownership of 20% of the outstanding stock of LogSearch has been calculated by eliminating our investment, and by attributing 20% of LogSearch's net income (loss) to the minority interest.

Note 3 - Funds held in trust:

Our attorneys are holding cash in the amount of $24,161 in trust for us. The funds represent a portion of the proceeds from the private placement described in Note1.

Note 4 - Deferred registration costs:

Our subsidiary, LogSearch, Inc., has filed a registration statement with the Securities and Exchange Commission. In that connection, $10,000 of expenses attributable to the filing were incurred, and have been deferred until the shares being registered are sold. At that time, the deferred costs will be charged to Capital In Excess of Par Value.

Note 5 - Stock options:

On February 10, 2004, our Board of Directors approved the 2004 Equity Incentive Plan. It authorizes the Board or a committee to grant options, stock appreciation rights, restricted stock, and deferred stock awards to our officers, other key employees, and consultants. A total of 2,000,000 shares of common stock are available and reserved for issuance under the Plan. On February 10, 2004, we granted nonqualified options to purchase 768,800 shares at $0.18 per share. They become effective upon the Company's initial trading date. All of the options are fully vested. A summary of options outstanding follows:

                                             Option           Intrinsic    Fair
                                             Price    Shares     Value    Value
                                            ------- --------- --------- --------
   Options outstanding at beginning of year                 -         -
   Options issued February 10, 2004:
     To employees                             $0.18   100,000   $32,000  $33,194
     To consultants                           $0.18   668,800   214,016  222,098
                                                    --------- --------- --------
   Options outstanding, April 30, 2004                768,800  $246,016 $255,292
                                                    ========= ========= ========
The options expire as follows:

       Expiration Date:                                          Shares

         Two years following effective date                     668,800
          Upon termination of the Plan                          100,000

We account for stock option grants to employees using the intrinsic value method. Under the intrinsic value method, we recognize compensation costs equal to the difference between the quoted market price of the stock at the measurement date and the amount the employee must pay. Compensation expense of $246,016 was recognized when the options were issued.

If we had used the alternative fair value method of accounting, our pro-forma net income (loss) and earnings (loss) per common share would have been as follows:

    Net income (loss) for the six months ended April 30, 2004        ($343,662)
    Add, Compensation expense using the intrinsic value method         246,016
                                                                  ------------
                                                                       (97,646)

    Less, Compensation expense using the fair value method            (255,292)
    Pro-form net income (loss)                                       ($352,938
                                                                  ------------
    Basic and diluted earnings per share:
      As reported                                                       ($0.02)
                                                                  ============
      Pro-forma                                                         ($0.02)
                                                                  ============
    Weighted average number of shares outstanding                   19,944,937
                                                                  ============

The options have not been considered in the computation of earnings per share, because we incurred a loss during the period, and their inclusion would have been antidilutive.

The fair value of the options on the issue date was estimated using a Black Scholes option pricing model, using the following assumptions:


    Dividend yield                                           0.00%
    Volatility                                              0.001%
    Risk-free interest rate                                  2.33%
    Expected lives of contracts                         3.00 years
    Assumed market value per share at date of grant,
     based on private placement                              $0.50




The weighted average fair value of the options granted on February 10, 2004 was $0.332 per option at the date of grant.

Note 6 - General and administrative expenses: General and administrative expenses consist of the following:

    Six Months Ended April 30:                                2004        2003
                                                       ----------- -----------
    Salaries and benefits                                  $21,507     $10,349
    Consulting fees                                         51,377      41,214
    Rent                                                    12,139       7,592
    Depreciation and amortization                            7,763       5,399
    Professional fees                                       21,842       1,210
    Other administrative expenses                           10,670       7,993
                                                       ----------- -----------
    Total                                                 $125,298     $73,757
                                                       =========== ===========


Note 7 - Segment information:
Management has identified the following identifiable segments of our operations, based on the nature of operations and geographic location:

    Identity            Nature of operations                          Location
    Unitech (Canada)    LeadScan  database  management  and             Canada
                        analysis  system, including database
    Unitech (Nevada)    Parent company, corporate management     United States
    LogSearch           LeadScan  database  management  and      United States
                        analysis  system, exluding database

The segments' accounting policies are the same as those described in the summary of significant accounting policies. We evaluate performance based on profit or loss from operations before interest and income taxes, not including recurring gains and losses. The segments are managed by the same management group.

Segment information is as follows:


                                       Unitech
                                       (Canada)     Unitech
                                        Canada     (Nevada)       LogSearch
  Six months ended April 30, 2004:               United States   United States       Total
  Revenues from external customers     $27,544        $      -        $      -     $27,544
  Intersegment revenues                      -               -               -           -
  Interest revenue                       1,412               -               2       1,414
  Interest expense                           -               -               -           -
  Depreciation and amortization          7,763               -               -       7,763
  Segment profit (loss)                (90,620)              2        (253,044)   (343,662)
  Other significant noncash items:
    Stock option compensation                -         246,016               -     246,016
  Segment assets                       372,127         505,179          79,002     956,308
    Less, Intercompany eliminations                                               (508,497)
                                                                               -----------
    Consolidated totals                                                            447,811
  Capital expenditures                   2,381               -               -       2,381

  Revenue from major customers:
    Customer A                               -
    Customer B                           8,348
    Customer C                           8,348


Transactions between reportable segments are accounted for using retail value, if available, or fair value.

For the period ended April 30, 2003, we had only 1 segment, that of Unitech (Canada).


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

Uncertainties affecting our Business and how they relate to our financial performance

Our business model in new and untried and may not be successful. If we cannot attract partners on acceptable terms, and if those partners cannot acquire suitable oil and/or gas exploitation rights, we may not be able to generate revenues and our business may run out of cash and fail. We will not know if our business model is performing until at least the first quarter of 2005 as this is when most of the drilling activity takes place in Canada.

The following is the history and projected future activities of Unitech in milestone format.

Milestones:

1. Entered into a Stock Exchange Agreement and completed a private placement.

On January 31, 2004, and effective on February 10, 2004, we entered into a stock exchange agreement with Unitech Energy Corporation, a Nevada corporation, formerly known as Power Professionals, Inc. Under the agreement, Unitech (Nevada) acquired all of our outstanding common stock for cash of $385,000 (Canadian $510,343) and 16,270,000 of Unitech Nevada's restricted common stock. Of the 16,270,000 shares, 5,142,857 shares were newly issued, and 11,127,143 shares were held by Unitech (Nevada) shareholders and transferred prorata to Unitech (Canada) shareholders. After the transaction, our shareholders owned a majority of Unitech Nevada's shares. An additional 3 shares were issued for fractional shares.

The cash portion of the transaction (US $385,000) was paid out of the proceeds of a US $425,000 private placement of stock by Unitech (Nevada) concurrent with the acquisition described in the preceding paragraph.

2. The establishment of commercialization ventures.

Unitech, directly and through its UCAN plans to enter into a variety of joint exploitation agreements over the next 24 months. These joint exploitation agreements may be in a variety of forms, from direct participation in oil and gas prospects, to software licensing in areas where Unitech has no underlying database. To this end, UCAN has established LogSearch, Inc. to commercialize the software system in the United States. It is planned that the new subsidiary will act to establish channel distribution agreements with US distributors in order to generate revenues from software sales.

Our agreement with our current exploration partner, Rival Energy Ltd, has had no material effect on our operations to date as we have not entered into any drilling agreements and we have not yet received the Rival shares pursuant to the joint exploitation agreement. Rival has informed us that they are actively trying to negotiate drilling rights on a prospect that had its genesis in a
LeadScan search directed by Rival personnel. Should Rival be able to successfully negotiate the rights, we could be called upon to supply an unknown amount of capital within a short period of time or we could lose our participation rights. In the event that we are successful in raising and supplying the required capital we would participate in the drilling of one or more wells and suffer the risks associated with such activity. Because we do not know the capital commitments at this time we cannot predict, with any accuracy, the effect that Rival's future activities would have on our cash reserves or cash flows. This said, we have the option of not participating in which case there would be virtually no effect on our cash reserves or cash flows.

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


UNITECH ENERGY CORP.
(Registrant)

Date:  March 28, 2005

By:/s/James Durward
----------------------------
James Durward
President and Director

Date:  March 28, 2005

By:/s/James Durward
----------------------------
James Durward
Principal Accounting Officer