Form 10QSB/A
period 2004-07-31
UNITECH ENERGY CORP
filed 2005-03-30
CIK 1140461

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

Yes [X[  No [ ]

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of July 31, 2004 was 23,242,860.

                              UNITECH ENERGY CORP.

                                TABLE OF CONTENTS


Part I Financial Information                                            Page

Item 1. Financial Statements ............................................. 3

Item 2. Plan of operation ............................................... 13


Part II Other Information

Item 1. Legal Proceedings ............................................... 16

Item 2. Changes in Securities ........................................... 16

Item 6. Exhibits and Reports on Form 8-K ................................ 16

Signatures .............................................................. 16

Part I Financial Information

Item 1. Financial Statements:

                                                      UNITECH ENERGY CORPORATION
                                          Index to Interim Financial Information
                                                                   July 31, 2004
                                                                     (Unaudited)
--------------------------------------------------------------------------------


Consolidated Balance Sheet -
     July 31, 2004 ..................................................... F-2

Consolidated Statements of Operations:
     For the nine months ended July 31, 2004 and 2003 .................. F-3
     For the quarters ended July 31, 2004 and 2003 ..................... F-4

Consolidated Statements of Stockholders' Equity:
     For the nine months ended July 31, 2004 ........................... F-5

Consolidated Statements of Cash Flows:
     For the nine months ended July 31, 2004 ........................... F-6

Notes to Interim Financial Information:
     July 31, 2004 ..................................................... F-7

                                                      UNITECH ENERGY CORPORATION
                                                      Consolidated Balance Sheet
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                July 31, 2004
                                                              ---------------
ASSETS
  Current assets:
    Cash and equivalents                                          $   320,484
    Corporate income tax refundable                                     4,614
    Other receivables                                                   1,862
                                                              ---------------
      Total current assets                                            326,960
                                                              ---------------

  Property and equipment, net of accumulated
    depreciation of $78,552                                            57,779
                                                              ---------------

  Other assets:
    Deferred registration costs                                        15,000
                                                              ---------------
      Total assets                                                $   399,739
                                                              ===============


LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses                         $    17,645
                                                              ---------------
      Total current liabilities                                        17,645
                                                              ---------------

MINORITY INTEREST                                                      57,403
                                                              ---------------

STOCKHOLDERS' EQUITY
  Common stock, par value $.001, 25,000,000 shares authorized,
     23,242,860 shares issued and outstanding                          23,243
  Capital in excess of par value                                      938,055
  Retained earnings (deficit)                                        (634,711)
  Accumulated other comprehensive income                               (1,896)
                                                              ---------------
      Total stockholders' equity                                      324,691
                                                              ---------------
      Total liabilities and stockholders' equity                  $   399,739
                                                              ===============

The accompanying notes are an integral part of these statements

                                                      UNITECH ENERGY CORPORATION
                                           Consolidated Statements of Operations
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                  Nine Months Ended July 31,
                                                        2004              2003
                                            ----------------- -----------------

Revenues                                       $       27,317    $       56,182
                                            ----------------- -----------------

General and administrative expenses:
  Stock option compensation expense                   246,016                 -
  Other general and administrative expenses           198,827           150,404
                                            ----------------- -----------------
    Total general and administrative expenses         444,843           150,404
                                            ----------------- -----------------
    Operating income (loss)                          (417,526)          (94,222)
                                            ----------------- -----------------

Other income (expense):
  Proceeds from settlement of lawsuit,
    net of related expenses                                 -           188,054
  Interest income                                       3,051               196
  Gain (loss) on foreign currency exchange             (1,307)                -
                                            ----------------- -----------------
    Total other income                                  1,744           188,250
                                            ----------------- -----------------
    Income (loss) before taxes on income             (415,782)           94,028

Provision (credit) for taxes on income:                     -                 -
                                            ----------------- -----------------
    Income (loss) before minority interest           (415,782)           94,028

Minority interest in loss of subsidiary                 1,597                 -
                                            ----------------- -----------------
  Net income (loss)                            $     (414,185)   $       94,028
                                           ================== =================

Basic earnings (loss) per common share         $        (0.02)   $         0.01
                                           ================== =================

Weighted average number of shares outstanding      21,052,270        17,250,000
                                          =================== =================

        The accompanying notes are an integral part of these statements

                                                      UNITECH ENERGY CORPORATION
                                           Consolidated Statements of Operations
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                    Quarter Ended July 31,
                                                        2004              2003
                                            ----------------- -----------------

Revenues                                       $            -    $       19,198
                                            ----------------- -----------------
General and administrative expenses:
  Stock option compensation expense                         -                 -
  Other general and administrative expenses            73,756            76,647
                                            ----------------- -----------------
    Total general and administrative expenses          73,756            76,647
                                            ----------------- -----------------
    Operating income (loss)                           (73,756)          (57,449)
                                            ----------------- -----------------

Other income (expense):
  Proceeds from settlement of lawsuit,
    net of related expenses                                 -                 -
  Interest income                                       1,637               195
  Gain (loss) on foreign currency exchange                  -                 -
                                            ----------------- -----------------
    Total other income                                  1,637               195
                                            ----------------- -----------------
    Income (loss) before taxes on income              (72,119)          (57,254)

Provision (credit) for taxes on income:                     -                 -
                                            ----------------- -----------------
    Income (loss) before minority interest            (72,119)          (57,254)

Minority interest in loss of subsidiary                 1,598                 -
                                            ----------------- -----------------
  Net income (loss)                            $      (70,521)   $      (57,254)
                                            ================= =================

Basic earnings (loss) per common share         $        (0.00)   $        (0.00)
                                            ================= =================

Weighted average number of shares outstanding      23,242,860        17,250,000
                                           ================== =================

        The accompanying notes are an integral part of these statements

                                                      UNITECH ENERGY CORPORATION
                                  Consolidated Statement of Stockholders' Equity
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                                                       Accumulated
                                                                             Capital In    Retained       Other
                                                          Common Stock        Excess Of    Earnings  Comprehensive
                                                        Shares       Amount   Par Value    (Deficit)     Income          Total
                                                    ------------ ----------- ----------- ------------ ------------ ------------
Balances, October 31, 2003, as previously reported     5,717,563   $ 354,405      $    -   $ (220,526)    $   (830)   $ 133,049
 Effect of reverse acquisition on February 10, 2004,
   retroactively stated                               (4,717,563)   (353,405)    353,405                                      -
                                                    ------------ ----------- ----------- ------------ ------------ ------------
Balances, October 31, 2003, as restated                1,000,000       1,000     353,405     (220,526)        (830)     133,049

Return of shares by certain shareholders                (425,000)       (425)        425                                      -
Forgiveness of debt by shareholder                                                19,933                                 19,933
30 for 1 forward split                                16,675,000      16,675     (16,675)                                     -
Issuance of shares to acquire Unitech Energy
  Corp. (Canada)                                       5,142,860       5,143     (25,076)                               (19,933)
Sale of shares for cash in private placement             850,000         850     424,150                                425,000
Share issuance expenses                                                          (64,123)                               (64,123)
Stock option compensation expense                                                246,016                                246,016
 Net income (loss)                                                                           (414,185)                 (414,185)
 Net other comprehensive
   income (loss) - Foreign
   currency translation                                                                                     (1,066)      (1,066)
                                                    ------------ ----------- ----------- ------------ ------------ ------------
Balances, July 31, 2004                               23,242,860   $  23,243   $ 938,055   $ (634,711)   $  (1,896)   $ 324,691
                                                   ============= =========== =========== ============ ============ ============

        The accompanying notes are an integral part of these statements

                                                      UNITECH ENERGY CORPORATION
                                           Consolidated Statements of Cash Flows
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                  Nine Months Ended July 31,
                                                                       2004
                                                               -------------
 Cash flows from operating activities:
   Net income (loss)                                             $  (414,185)

   Adjustments to reconcile net income to cash
     provided (used) by operating activities:
     Depreciation                                                     13,663
     Stock option compensation expense                               246,016
   Changes in current assets and liabilities:
     Other receivables                                                  (957)
     Accounts payable and accrued expenses                             8,481
     Unearned revenue                                                 (5,492)
                                                               -------------
       Net cash flows from operating activities                     (152,474)
                                                               -------------

 Cash flows from investing activities:
   Acquisition of equipment                                          (20,952)
                                                               -------------
       Net cash flows from investing activities                      (20,952)
                                                               -------------

 Cash flows from financing activities:
   Increase in minority interest                                      57,403
   Increase in deferred registration costs                           (15,000)
   Sale of shares for cash                                           425,000
   Expenses applicable to sale of shares                             (64,123)
                                                               -------------
       Net cash flows from financing activities                      403,280
                                                               -------------


 Effect of foreign exchange translation rate changes                    (722)
                                                               -------------
       Net cash flows                                                229,132

 Cash and equivalents, beginning of period                            91,352
                                                               -------------
 Cash and equivalents, end of period                              $  320,484
                                                               =============

 Supplemental cash flow disclosures:
   Cash paid for interest                                         $        -
   Cash paid for income taxes                                              -

        The accompanying notes are an integral part of these statements

                                                      UNITECH ENERGY CORPORATION
                                         Notes to Unaudited Financial Statements
                                                                   July 31, 2004
--------------------------------------------------------------------------------

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


                                            Option           Intrinsic    Fair
                                             Price    Shares     Value    Value
                                            ------- --------- --------- --------
   Options outstanding at beginning of year                 -         -
   Options issued February 10, 2004:
     To employees                             $0.18   100,000   $32,000  $33,194
     To consultants                           $0.18   668,800   214,016  222,098
                                                    --------- --------- --------
   Options outstanding, July 31, 2004                 768,800  $246,016 $255,292
                                                    ========= ========= ========


The options expire as follows:


       Expiration Date:                                          Shares

         Two years following effective date                     668,800
          Upon termination of the Plan                          100,000


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

If we had used the alternative fair value method of accounting, our pro-forma net income (loss) and earnings (loss) per common share would have been as follows:


    Net income (loss) for the nine months ended July 31, 2004        ($414,185)
    Add, Compensation expense using the intrinsic value method         246,016
                                                                  ------------
                                                                      (168,169)
    Less, Compensation expense using the fair value method            (255,292)
         Pro-form net income (loss)                                  ($423,461)
                                                                  ============
    Basic and diluted earnings per share:
      As reported                                                       ($0.02)
                                                                  ============
      Pro-forma                                                         ($0.02)
                                                                  ============

    Weighted average number of shares outstanding                   21,052,270
                                                                  ============

The options have not been considered in the computation of earnings per share, because we incurred a loss during the period, and their inclusion would have been antidilutive.

The fair value of the options on the issue date was estimated using a Black Scholes option pricing model, using the following assumptions:


    Dividend yield                                           0.00%
    Volatility                                              0.001%
    Risk-free interest rate                                  2.33%
    Expected lives of contracts                         3.00 years
    Assumed market value per share at date of grant,
      based on private placement                             $0.50


The weighted average fair value of the options granted on February 10, 2004 was $0.332 per option at the date of grant.

Note 5 - General and administrative expenses: General and administrative expenses consist of the following:

Nine Months Ended July 31:                                    2004        2003
                                                       ----------- -----------
    Salaries and benefits                                  $21,408     $59,771
    Consulting fees                                         94,143      41,214
    Rent                                                    17,270      10,663
    Depreciation and amortization                           13,663      11,640
    Professional fees                                       31,829       8,953
    Other administrative expenses                           20,514      18,163
                                                       ----------- -----------
    Total                                                 $198,827    $150,404
                                                       =========== ===========

Note 6 - Segment information:

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

Segment information is as follows:
                                       Unitech
                                       (Canada)     Unitech
                                        Canada     (Nevada)       LogSearch
  Nine months ended July 31, 2004:               United States   United States       Total
  Revenues from external customers     $27,317        $      -        $      -     $27,317
  Intersegment revenues                      -               -               -           -
  Interest revenue                       2,957               -              94       3,051
  Interest expense                           -               -               -           -
  Depreciation and amortization         13,663               -               -      13,663
  Segment profit (loss)               (151,144)       (256,653)         (7,985)   (415,782)
  Other significant noncash items:
    Stock option compensation                -         246,016               -     246,016
  Segment assets                       348,447         488,496          71,293     908,236
    Less, Intercompany eliminations                                               (508,497)
    Consolidated totals                                                            399,739
  Capital expenditures                  20,952               -               -      20,952
  Revenue from major customers:
    Customer A                               -
    Customer B                           8,348
    Customer C                           8,348


Transactions between reportable segments are accounted for using retail value, if available, or fair value.

For the period ended July 31, 2003, we had only 1 segment, that of Unitech (Canada).

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