Form 10KSB
period 2004-10-31
UNITECH ENERGY CORP
filed 2005-04-01
CIK 1140461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

          [X]  ANNUAL  REPORT  UNDER  SECTION  13 OR  15(d)  OF  THE  SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2004


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

                        Suite 210, 815 10th Avenue, S.W.
                            Calgary, Alberta T2R 0B4
           -----------------------------------------------------------
          (Address, including zip code, of principal executive offices)

                   Issuer's telephone number: ( 403) 461-8425

       Securities registered under Section 12(b) of the Exchange Act: None

      Securities registered under Section 12(g) of the Exchange Act: Common


                     Common Stock, Par Value $.001 Per Share
                    ----------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $ 51,064

As of October 31, 2004, we had 23,242,860 shares of our $0.001 par value common stock issued and outstanding. As there is no public trading market for our securities, we are unable to determine the aggregate market value of the common stock, our only class of voting stock, held by non-affiliates.

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

                                TABLE OF CONTENTS
                                                                        Page
Part I

ITEM 1.  DESCRIPTION OF BUSINESS .......................................... 4
                The Company ............................................... 4
                Business of the Company ................................... 4
                Employees ................................................. 4
ITEM 2  DESCRIPTION OF PROPERTIES ......................................... 4
ITEM 3  LEGAL PROCEEDINGS ................................................. 4
ITEM 4  SUBMISSION OF MATTERS TO A VOTE
              OF THE SECURITY  HOLDERS .................................... 5
ITEM 5  MARKET FOR  REGISTRANT'S  COMMON
               EQUITY & RELATED STOCKHOLDER MATTERS ....................... 5
                Market .................................................... 5
                Holders ................................................... 5
                Dividends ................................................. 5
ITEM 6  MANAGEMENT'S  DISCUSSION & ANALYSIS OF
               FINANCIAL  CONDITION &  RESULTS OF OPERATION ............... 5
                Plan of Operation ......................................... 5
                Forward-Looking Statements ................................ 6
ITEM 7  FINANCIAL STATEMENTS .............................................. 7
ITEM 8  CHANGES IN &  DISAGREEMENTS  WITH  ACCOUNTANTS
              ON ACCOUNTING &  FINANCIAL DISCLOSURE .......................23
ITEM 8A CONTROLS & PROCEDURES..............................................23

Part II

ITEM 9  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS &
               CONTROL PERSONS, COMPLIANCE WITH SECTION
               16(a) OF THE EXCHANGE ACT ..................................23
                The Directors and Officers of the Company .................23
                Compliance with Section 16(a) of the Exchange Act .........24
ITEM 10 EXECUTIVE COMPENSATION ............................................24
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS & MANAGEMENT ........................................25
                Security Ownership of Beneficial Owners ...................25
                Security Ownership of Management ..........................25
ITEM 12 CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS ......................25
ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K ..................................26
                Exhibits ..................................................26
                Reports on Form 8-K .......................................26

SIGNATURES ................................................................27

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

                                   The Company

Unitech Energy Corp. is a Nevada corporation originally formed on July 16, 1998 as "Power Professionals, Inc.. Our principal place of business is located at Suite 210, 815 10th Avenue, S.W., Calgary, Alberta T2R 0B4.

                             Business of the Company

Unitech Energy Corp., a Nevada corporation, is a development stage company which has acquired 100% of the common stock of Unitech Energy Corporation, an Alberta corporation("UCAN"). UCAN has developed a proprietary oil and gas well log database and search engine, "LeadScan", with the intention of using LeadScan to locate and produce oil and/or gas from the Western Canadian Sedimentary Basin. Leadscan uses computers to look at thousands of well logs in a fraction of the time it would take a geologist to do the same job manually. This ability is designed to accelerate the location of oil and/or gas and may provide a competitive advantage to UCAN. UCAN intends to trade this potential competitive advantage for preferential interests in oil and/or gas prospects found by using LeadScan.

UCAN owns the LeadScan system, including the search software and digital well log database. UCAN owns 80.95% of the common stock of LogSearch, Inc., a Nevada corporation and LogSearch, Inc. owns the rights to market the LeadScan search engine in the United States. LogSearch, Inc. does not have marketing rights for our proprietary well log database as our well log data is for Canada only and has no application in the United States. UCAN owns the entire LeadScan system and plans to use it to directly participate in oil and/or gas exploration and production in Canada. UCAN plans to sell software through partially or wholly-owned subsidiaries or arms-length third parties.

UCAN plans to generate revenues from two sources:

     1.   Revenues from software license sales; and
     2.   revenues from production of oil and/or gas.


                                    Employees

We currently employ, through our UCAN subsidiary and its LogSearch subsidiary, two full time and two part-time personnel. One full time person is a computer programmer and the other full time person is a geological technician. The two part-time people are the President and the Secretary. The President provides all management and strategic services to our company as well as UCAN and LogSearch and the Secretary provides administrative services on an "as-needed" basis.

ITEM 2. DESCRIPTION OF PROPERTIES

We sub-lease a 1500 sq. ft.  office  space at Suite 400,  715-5th.  Avenue.  SW,
Calgary,   Alberta,  T2P  2X6,  at  a  rate  of  Cdn  $1,500  per  month,  on  a month-to-month basis. Our sub-lease agreement expires in September, 2005.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to, nor are any of our properties the subject of, any pending legal proceedings and no such proceedings are known to us to be threatened or contemplated by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

                                     Market

To the knowledge of current management, there is no public trading market for our common stock.

                                     Holders

At October 31, 2004, there were approximately 88 holders of record of our common stock.

                                    Dividends

We have not declared any cash dividends within the past two years of our common stock, nor do we anticipate or contemplate paying dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

Assuming no revenues, Unitech and its UCAN subsidiary have sufficient cash resources to operate at the present level of expenditure for the next twelve
(12) months. Depending upon a variety of factors that may affect our business plan and expected operations, including the situation where we participate in the drilling of oil and/or gas wells, we may seek to raise additional capital in the future either through debt, equity or a combination of both. Management cannot accurately predict the amount of capital that would be required because it is not known how many wells would be participated in, the level and/or type of such participation, or the cost of the well(s). However, we may participate in the drilling of one or more oil and/or gas wells by providing access to our LeadScan system in return for a royalty on any resultant production (and where we provide no cash), or by bringing in third party partners that provide the participation funding and provide us with a carried interest, meaning that we are provided a percentage of their production produced by said participation without our providing any cash, in which either case we would have no cash requirement. This means that we could participate in oil and/or gas production revenues with no cash requirement beyond our day-to-day operating costs and therefore would not necessarily have to raise additional capital for operations within the next 12 months. In these types of scenarios, royalties are typically in the 2% to 4% range and are negotiated on a case-by-case basis. Because we have no definitive drilling plans in place at this time, management cannot confidently predict our future capital requirements. We may also acquire other assets through the issuance of stock. No assurances can be given that such efforts will be successful. We have no specific plans at present for raising additional capital or acquiring other assets.

Over the next 12 months, We:

     a)   plan no significant product research and development;
     b)   have no expected purchase or sale of any significant equipment; and
     c)   have no expected significant changes in the number of employees.

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION - continued

Over the next 12 months we plan to focus on the establishment of partnerships that may lead to drilling participation opportunities, which opportunities may, or may not, require additional funding. These activities generally involve meetings with potential partners, which potential partners are located via internet searches and through telephone book reviews, in an attempt to establish partnership agreement. Our technical department will perform usual database updates and maintenance and will assist any partners with their desired LeadScan searches. These activities will all be funded by cash reserves, which reserves management believes are sufficient to allow our business to survive for the next 12 months without any revenues.

                              Results of Operation

   Results of Operation for Year Ended October 31, 2004 and October 31, 2003

We earned revenues of $51,064 for the year ended October 31, 2004 compared to revenues of $71,022for the year ended October 31, 2003.

We had total assets of $356,799 at October 31, 2004, compared to total assets of $147,705 at October 31, 2003. This increase is attributable to an equity financing.

We had total current liabilities of $5,337 at October 31, 2004, compared to total current liabilities of $14,656 at October 31, 2003. This decrease is attributable to the payment of trade debt.

At October 31, 2004, we had $272,520 in cash and cash equivalents, compared to $ 91,352 in cash and cash equivalents at the year ended October 31, 2003. This increase is attributable to an equity financing.

Interest income increased for fiscal 2004 to $3,646 from $403 for fiscal 2003 as a result of interest received from deposits of the proceeds of an equity financing.

General and administrative expenses were $524,349 for fiscal, 2004, compared to $202,425 for fiscal 2003. The increase is primarily attributable to fees and expenses related to a reverse merger.

We had a net loss of $(469,784) for fiscal 2004 as compared to net income of $57,054 for fiscal 2003. The decrease in net income is primarily due to fees and expenses attributable to a reverse merger.

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

ITEM 7. FINANCIAL STATEMENTS

                                       UNITECH ENERGY CORPORATION & SUBSIDIARIES
                                                   Index to Financial Statements
                                                       October 31, 2004 and 2003
--------------------------------------------------------------------------------




Report of Independent Certified Public Accountants ...................... F-2

Consolidated Balance Sheet -
     October 31, 2004 ................................................... F-3

Consolidated Statements of Operations:
     For the years ended October 31, 2004 and 2003 ...................... F-4

Consolidated Statements of Stockholders' Equity:
     For the years ended October 31, 2004 and 2003 .....................  F-5

Consolidated Statements of Cash Flows:
     For the years ended October 31, 2004 and 2003 ...................... F-6

Notes to Financial Statements:
     October 31, 2004 ................................................... F-7

          Bateman & Co., Inc., P.C.
        Certified Public Accountants

                                                           5 Briardale Court
                                                       Houston, Texas 77027-2904
                                                            (713) 552-9800
                                                         FAX  (713) 552-9700
                                                        www.batemanhouston.com

                                     Member
               INTERNATIONAL ASSOCIATION OF PRACTISING ACCOUNTANTS
                  Offices in Principal Cities Around The World

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To The Board of Directors and Stockholders
Of Unitech Energy Corporation

We have audited the accompanying consolidated balance sheet of Unitech Energy Corporation (a Nevada corporation) and subsidiaries as of October 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unitech Energy Corporation and subsidiaries as of October 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


                       /s/  BATEMAN & CO., INC., P.C.
                       ------------------------------
                            BATEMAN & CO., INC., P.C.

Houston, Texas
March 14, 2005

                                       UNITECH ENERGY CORPORATION & SUBSIDIARIES
                                                      Consolidated Balance Sheet
--------------------------------------------------------------------------------
                                                              October 31, 2004
ASSETS
  Current assets:
    Cash and equivalents                                        $      272,520
    Corporate income tax refundable                                      5,035
    Other receivables                                                    6,383
    Prepaid expenses                                                     2,503
                                                           -------------------
      Total current assets                                             286,441
                                                           -------------------

  Property and equipment, net of accumulated
    depreciation of $98,462                                             52,358
                                                           -------------------

  Other assets:
    Deferred registration costs                                         18,000
                                                           -------------------
      Total assets                                              $      356,799
                                                           ===================


LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses                        $       5,337
                                                           -------------------
      Total current liabilities                                          5,337
                                                           -------------------

MINORITY INTEREST                                                       56,695
                                                           -------------------

STOCKHOLDERS' EQUITY
  Common stock, par value $.001, 25,000,000 shares
     authorized, 23,242,860 shares issued and outstanding               23,243
  Capital in excess of par value                                       938,055
  Retained earnings (deficit)                                         (690,310)
  Accumulated other comprehensive income                                23,779
                                                           -------------------
      Total stockholders' equity                                       294,767
                                                           -------------------
      Total liabilities and stockholders' equity                 $     356,799
                                                           ===================

                                       F-3
         The accompanying notes are an integral part of these statements

                                       UNITECH ENERGY CORPORATION & SUBSIDIARIES
                                           Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                     Years Ended October 31,
                                                          2004             2003
                                              ---------------- ----------------

Revenues:
  Revenue from use and exploitation of database  $      51,064    $      71,022
                                              ---------------- ----------------
    Total revenues                                      51,064           71,022
                                              ---------------- ----------------

Costs and expenses:
  Stock option compensation expense                    246,016                -
  Salaries and benefits                                 22,517           98,589
  Consulting fees                                      135,230           41,675
  Rent                                                  20,135           13,733
  Depreciation and amortization                         25,349           15,521
  Professional fees                                     45,370           10,297
  Other general and administrative expenses             29,732           22,610
                                              ---------------- ----------------
    Total general and administrative expenses          524,349          202,425
                                              ---------------- ----------------
    Operating income (loss)                           (473,285)        (131,403)
                                              ---------------- ----------------

Other income (expense):
  Proceeds from settlement of lawsuit,
    net of related expenses                                  -          188,054
  Interest income                                        3,646              403
  Gain (loss) on foreign currency exchange              (2,450)               -
                                              ---------------- ----------------
    Total other income                                   1,196          188,457
                                              ---------------- ----------------
    Income (loss) before taxes on income              (472,089)          57,054

Provision (credit) for taxes on income                       -                -
                                              ---------------- ----------------
    Income (loss) before minority interest            (472,089)          57,054

Minority interest in loss of subsidiary                  2,305                -
                                              ---------------- ----------------
  Net income (loss)                              $    (469,784)   $      57,054
                                              ================ ================

Basic earnings (loss) per common share           $       (0.02)   $        0.00
                                              ================ ================

Weighted average number of shares outstanding       21,602,910       17,250,000
                                              ================ ================

                                       F-4

         The accompanying notes are an integral part of these statements

                                       UNITECH ENERGY CORPORATION & SUBSIDIARIES
                                  Consolidated Statement of Stockholders' Equity
--------------------------------------------------------------------------------


                                                                                                       Accumulated
                                                                             Capital In  Retained         Other
                                                            Common Stock     Excess Of   Earnings    Comprehensive
                                                        Shares      Amount   Par Value   (Deficit)        Income          Total
                                                     ----------- ---------- ----------- ----------- --------------- -----------
Balance, October 31, 2002                              5,592,563  $ 318,714           -  $ (277,580)      $ (13,677) $   27,457

Shares issued for services                               125,000     35,691                                              35,691
 Net income (loss)                                                                           57,054
 Net other comprehensive income (loss) - Foreign
   currency translation                                                                                      12,847
     Total comprehensive income                                                                                          69,901
                                                     ----------- ---------- ----------- ----------- --------------- -----------
 Balances, October 31, 2003, as previously reported    5,717,563    354,405           -    (220,526)           (830)    133,049

 Effect of reverse acquisition on February 10, 2004,
   retroactively stated                               (4,717,563)  (353,405)    353,405                                       -
                                                     ----------- ---------- ----------- ----------- --------------- -----------
Balances, October 31, 2003, as restated                1,000,000      1,000     353,405    (220,526)           (830)    133,049

Return of shares by certain shareholders                (425,000)      (425)        425                                       -
Forgiveness of debt by shareholder                                               19,933                                  19,933
30 for 1 forward split                                16,675,000     16,675     (16,675)                                      -
Issuance of shares to acquire Unitech Energy
  Corp. (Canada)                                       5,142,860      5,143     (25,076)                                (19,933)
Sale of shares for cash in private placement             850,000        850     424,150                                 425,000
Share issuance expenses                                                         (64,123)                                (64,123)
Stock option compensation expense                                               246,016                                 246,016
 Net income (loss)                                                                         (469,784)
 Net other comprehensive
   income (loss) - Foreign
   currency translation                                                                                      24,609
     Total comprehensive income (loss)                                                                                 (445,175)
                                                     ----------- ---------- ----------- ----------- --------------- -----------
Balances, October 31, 2004                            23,242,860  $  23,243  $  938,055  $ (690,310)   $     23,779   $ 294,767
                                                     =========== ========== =========== =========== =============== ===========

                                       F-5

         The accompanying notes are an integral part of these statements

                                       UNITECH ENERGY CORPORATION & SUBSIDIARIES
                                           Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                       Years Ended October 31,
                                                             2004          2003
                                                    ------------- -------------
 Cash flows from operating activities:
   Net income (loss)                                  $  (469,784)   $   57,054

   Adjustments to reconcile net income to cash
   provided (used) by operating activities:
     Depreciation                                          25,349        15,521
     Stock option compensation expense                    246,016             -
     Expenses paid by issuance of stock                         -        35,691
   Changes in current assets and liabilities:
     Accounts receivable, trade                                 -         1,275
     Corporate income tax refundable                            -          (746)
     Other receivables                                     (5,478)        4,298
     Prepaid expenses                                      (2,503)            -
     Accounts payable and accrued expenses                 (3,827)         (734)
     Unearned revenue                                      (5,492)       (1,222)
                                                    ------------- -------------
       Net cash flows from operating activities          (215,719)      111,137
                                                    ------------- -------------

 Cash flows from investing activities:
   Acquisition of equipment                               (25,186)      (20,758)
                                                    ------------- -------------
       Net cash flows from investing activities           (25,186)      (20,758)
                                                    ------------- -------------

 Cash flows from financing activities:
   Increase (decrease) in advances from shareholder             -        (5,429)
   Increase in minority interest                           56,695             -
   Increase in deferred registration costs                (18,000)            -
   Sale of shares for cash                                425,000             -
   Expenses applicable to sale of shares                  (64,123)            -
                                                    ------------- -------------
       Net cash flows from financing activities           399,572        (5,429)
                                                    ------------- -------------


 Effect of foreign exchange translation rate changes       22,501         5,830
                                                    ------------- -------------
       Net cash flows                                     181,168        90,780

 Cash and equivalents, beginning of period                 91,352           572
                                                    ------------- -------------
 Cash and equivalents, end of period                   $  272,520    $   91,352
                                                    ============= =============

 Supplemental cash flow disclosures:
   Cash paid for interest                                 $     -       $     -
   Cash paid for income taxes                                   -             -
 Noncash investing and financing activities:
   Stock option compensation expense                      246,016             -
   Stock issued for services                                    -        35,691

                                       F-6

         The accompanying notes are an integral part of these statements

                                       UNITECH ENERGY CORPORATION & SUBSIDIARIES
                                                   Notes to Financial Statements
                                                       October 31, 2004 and 2003
--------------------------------------------------------------------------------


Note 1 - Organization and summary of significant accounting policies:
Following is a summary of our organization and significant accounting policies:

     Organization and nature of business - Unitech Energy Corporation ["Unitech (Nevada)"] is a Nevada corporation incorporated on July 16, 1998 as Power Professionals, Inc. On December 30, 2003, we changed our name to Unitech Energy Corporation. Effective February 10, 2004, we acquired all of the outstanding stock of Unitech Energy Corp. ["Unitech (Canada)"], a Canadian corporation incorporated in Alberta, Canada on October 22, 1999. As explained below, this acquisition was accounted for as a "reverse merger," where Unitech (Canada) is treated as the accounting acquirer.

     We are based in Calgary, Alberta, Canada. We use an October 31 fiscal year for financial reporting purposes.

     We are engaged in the exploitation of oil and gas in Canada. We own a large digital well log database, as well as a proprietary database management and analysis system. The combined system is known as LeadScan. We have begun to establish exploitation agreements in Canada by trading access to LeadScan for preferential participation rights and/or fees. In the future, we will use LeadScan for our own account in Canada; outside of Canada, we plan to commercialize the database management and analysis system (without the database) through a separate subsidiary, LogSearch, Inc (see following). To date, substantially all of our operations have been in Canada.

     We also own 80% of the outstanding stock of LogSearch, Inc., a Nevada corporation, to whom we have granted a license to commercialize the database management and analysis system (without the database) in the United States of America. LogSearch is a development stage company whose activities to date have been limited to formation, the raising of equity capital, and the development of a business plan. As explained below, LogSearch has filed a registration statement with the U.S. Securities and Exchange Commission. The remaining 20% of LogSearch is owned by Puroil Technology, Inc., a venture capital company that is 91.7% owned by our President.

     Basis of presentation - The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles.

     Principles of consolidation - The consolidated financial statements include Unitech Energy Corp. (Canada), Unitech Energy Corporation (Nevada), and LogSearch, Inc. All significant intercompany transactions have been eliminated.

     Minority interest - The minority ownership of 20% of the outstanding stock of LogSearch has been calculated by eliminating our investment, and by attributing 20% of LogSearch's net income (loss) to the minority interest.

     Foreign currency translation - The functional currency of Unitech (Nevada) and LogSearch is the U.S. dollar. Unitech (Canada) keeps its financial records and transacts most of its transactions in Canadian dollars, its functional currency. Its financial statements have been translated into U.S. dollars using year end foreign exchange rates for assets and liabilities, average foreign exchange rates for income and expenses, and rates for common stock issuances that were in effect on the dates of the transactions. Translation differences from year to year resulting from varying exchange rates are reflected in other comprehensive income. Remeasurement differences from settlements of transactions in currencies other than the functional currency are reflected in the statement of income.

     Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and cash equivalents - For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

     Accounts receivable - Accounts receivable are evaluated by management for collectibility at least annually, and an allowance for doubtful accounts based on prior history and current evaluation of the collectibility of outstanding accounts is provided, if necessary.

     Fair value of financial instruments and derivative financial instruments - The carrying amounts of cash, receivables, and current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of our foreign exchange, commodity price or interest rate market risks.

     Accounting for long-lived assets - Impairment of long-lived assets is recognized when the fair value of a long-lived asset is less than its carrying value. At the end of the current year, no impairment of long-lived assets had occurred, in management's opinion.

     Depreciation - Property and equipment are stated at cost less accumulated depreciation computed principally accelerated methods over the estimated useful lives of the assets. Estimated lives of depreciable assets range from two to five years.

     Revenue Recognition - Revenue from the use and exploitation of our database and system is recognized ratably over the term of use under the license or agreement. Customers typically are granted a license for the use of our LeadScan database and system for short periods of time, usually ranging from one month to one year, and sometimes are billed for the full amount in advance. Revenue is recognized on a straight line basis over the term of use. Unearned amounts, if any, are reflected as unearned revenue in the balance sheet. Support services in connection with the database and system are expensed as incurred.

     Advertising  costs - We expense the  production  costs of  advertising  the first time the advertising takes place. We have not engaged in direct-response advertising through the current period. There was no prepaid advertising reported as assets at October 31, 2004 or 2003. No advertising expense was incurred for the two years ended October 31, 2004.

     Research and development costs - Research costs are expensed in the year incurred. Development costs are expensed unless we believe a development project meets generally accepted criteria for deferral and amortization. Non-refundable reimbursements of eligible costs pursuant to Canadian government assistance programs are recorded as a reduction of research and development costs when the related costs are incurred. All costs of developing and maintaining the LeadScan system were expensed as incurred.

     Stock options - We account for stock option grants to employees using the intrinsic value method. Under the intrinsic value method, we recognize compensation costs equal to the difference between the quoted market price of the stock at the measurement date and the amount the employee must pay. If we had used the alternative fair value method of accounting, our pro-forma net income (loss) and earnings (loss) per common share would have been as follows:


     Net income (loss) for the year ended October 31, 2004           ($469,784)
     Add, Compensation expense using the intrinsic value method        246,016
                                                                  ------------
                                                                      (223,768)
     Less, Compensation expense using the fair value method           (255,292)
       Pro-form net income (loss)                                    ($479,060)
                                                                  ============
     Basic and diluted earnings per share:
       As reported                                                      ($0.02)
                                                                  ============
       Pro-forma                                                        ($0.02)
                                                                  ============

     Weighted average number of shares outstanding                  21,602,910
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

     Issuance  of stock  for  services  - On rare  occasions  we issue  stock in exchange for services or in satisfaction of an obligation. Such transactions are accounted for on the basis of the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measured. During the year ended October 31, 2003, a portion of the legal fees incurred in connection with the lawsuit settlement discussed below was paid by the issuance of 125,000 shares of common stock, and was valued based on the fair value of the legal services rendered.

     Federal income taxes - We use the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred taxes are provided for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

     Investment tax credits - The benefits of investment tax credits for scientific research and development expenditures are recognized in the year the qualifying expenditure is made, provided there is reasonable assurance of recoverability. The investment tax credit receivable balance is subject to review and audit by the Canada Customs and Revenue Agency. Although we have used our best judgment and understanding of the related income tax legislation in determining the amount of the balance, it is possible that the amounts could increase or decrease by a material amount if audited by the Canada Customs and Revenue Agency.

     Net  income  per share of common  stock - We have  adopted  FASB  Statement
     Number 128, Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Because we experienced an operating loss during the period, the calculation of diluted earnings per share did not include stock options outstanding, as the calculation would have been antidilutive.

Note 2 - Reverse acquisition:
On January 31, 2004, and effective on February 10, 2004, we entered into a stock exchange agreement with Unitech Energy Corporation, a Nevada corporation, formerly known as Power Professionals, Inc. Under the agreement, Unitech (Nevada) acquired all of our outstanding common stock for cash of $385,000 (Canadian $510,343) and 16,270,000 of Unitech Nevada's restricted common stock. Of the 16,270,000 shares, 5,142,860 shares were newly issued, and 11,127,143 shares were held by Unitech (Nevada) shareholders and transferred prorata to Unitech (Canada) shareholders. After the transaction, our shareholders owned a majority of Unitech Nevada's shares. Therefore, we are considered the acquiring company for accounting purposes, and the transaction was accounted for as a "reverse merger." In the future, financial statements will be presented on a consolidated basis, and our historical results of operations and cash flows will be presented. Results of operations of Unitech (Nevada) are included only after the date of the reverse acquisition. Our asset carrying values will carry over, similar to a pooling of interests, and no goodwill will be reflected.

The cash portion of the transaction (US $385,000) was paid out of the proceeds of a US $425,000 private placement of stock by Unitech (Nevada) concurrent with the acquisition described in the preceding paragraph.

Note 3 - Significant concentrations:
At October 31, 2004 and 2003, substantially all of our receivables were due from the Canadian government for taxes refundable. From time to time, the amounts on deposit in banks exceed maximum insured balances. Substantially all our regular trade customers are in the oil and gas business in Canada.


Note 4 - Property and equipment:
 Property and equipment consists of:

                                                      October 31,  October 31,
                                                             2004         2003
                                                     ------------ ------------
     Computer hardware and software                      $149,496     $115,380
     Office equipment                                         700          401
     Leasehold improvements                                   624          578
                                                     ------------ ------------
                                                          150,820      116,359
     Less, Accumulated depreciation                       (98,462)     (65,575)
                                                     ------------ ------------
       Net property and equipment                         $52,358      $50,784
                                                     ============ ============

Depreciation expense was $25,349 (2004) and $15,521 (2003).

Note 5 - Corporate income tax:
No net provision (credit) for U.S. or Canadian corporate income tax has been made in the accompanying statements of income (loss) due to net operating loss carryforwards or because no recoverable taxes for prior periods were paid. No deferred tax asset has been recognized, as it is not deemed likely to be realized.

The provision (credit) for corporate income tax consists of the following:

                                                      October 31,  October 31,
                                                             2004         2003
                                                      ------------ ------------
   Canadian income tax provision (credit) attributable to:
     Current operations                                  ($75,400)     $21,700
     Nondeductible expenses                                     -          300
     Timing differences, depreciation                         200          400
     Change in deferred tax asset valuation allowance      84,000      (24,600)
     Effect of foreign exchange rate differences on
        deferred tax asset valuation allowance             (8,800)       2,200
                                                     ------------ ------------
        Net refundable amount                          $        -   $        -
                                                     ============ ============

   U.S. income tax provision (credit) attributable to:
     Current operations                                  ($93,000)  $        -
     Nondeductible expenses                                83,700            -
     Change in deferred tax asset valuation allowance       9,300            -
                                                     ------------ ------------
        Net refundable amount                          $        -   $        -
                                                     ============ ============

The cumulative tax effect of significant items comprising the net deferred tax amount, at the expected rates of 34% (U.S.) and 38% (Canadian), are as follows:

                                                      October 31,  October 31,
                                                             2004         2003
                                                     ------------ ------------
     Deferred tax asset attributable to:
        Canadian net operating loss carryover            $167,400      $84,400
        U.S. net operating loss carryover                   9,300            -
        Canadian investment tax credit carryover            6,300        5,200
                                                     ------------ ------------
                                                          183,000       89,600
     Deferred tax liability attributable to:
        Difference in book and tax depreciation            (2,300)      (2,200)
                                                     ------------ ------------
          Net deferred tax asset                          180,700       87,400
        Less, Valuation allowance                        (180,700)     (87,400)
                                                     ------------ ------------
          Net deferred tax asset                       $        -   $        -
                                                     ============ ============


At October 31, 2004, we had an unused U.S. net operating loss carryover approximating $27,400, which may be used to offset future taxable income and which expires beginning in 2024. We also had an unused Canadian net operating loss carryover approximating $439,800, which may be used to offset future taxable income and which expires beginning in 2008. At October 31, 2004, we also had an unused Canadian investment tax credit carryover approximating $6,300, which expires in 2010.

Note 6 - Leases:
We occupy office space under a year-to-year sublease expiring September 25, 2005, requiring monthly rentals of approximately $1,300. Rent expense was $20,135 (2004) and $13,733 (2003).

Note 7 - Commitments:
Unitech (Nevada) has entered into an agreement with an attorney to assist it in filing a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission. The attorney has agreed to perform the services necessary to file Form SB-2 for a flat fee of $20,000, which has been paid and charged against capital in excess of par value.

Our subsidiary, LogSearch, has engaged a consulting firm owned by an attorney to assist it in filing a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission to allow it to offer stock for sale to the public. We believe that doing this will enable LogSearch to raise the capital necessary to implement its business plan. The consulting firm has agreed to perform the services necessary to file Form SB-2 for a flat fee of $10,250, of which $3,000 has already been paid and is included in Deferred registration costs in the accompanying balance sheet. The balance of the agreed upon fee is payable in varying installments as specified events occur during the filing process. In addition, LogSearch has agreed to pay an additional $3,000 and 25,000 shares of its common stock if the consulting firm places the Company with a market maker for filing of Form 211, when the Form 211 is approved. LogSearch previously paid another attorney $15,000 for services related to the registration statement. Those costs are also included in Deferred registration costs. These costs will be deferred until the stock offering is completed, at which time they will be charged against the proceeds of the stock offering.

Note 8 - Related party transactions:
We paid consulting fees to our President of approximately $61,500 (2004) and $11,800 (2003).

From time to time, our President makes unsecured loans to us on a short term basis for working capital, without interest. There were no balances owing at October 31, 2004.

Note 9 - Stock options:
On February 10, 2004, our Board of Directors approved the 2004 Equity Incentive Plan. It authorizes the Board or a committee to grant options, stock appreciation rights, restricted stock, and deferred stock awards to our officers, other key employees, and consultants. A total of 2,000,000 shares of common stock are available and reserved for issuance under the Plan. On February 10, 2004, we granted nonqualified options to purchase 768,800 shares at $0.18 per share. They become effective upon the Company's initial trading date. All of the options are fully vested. A summary of options outstanding follows:


                                          Option            Intrinsic       Fair
                                           Price    Shares    Value        Value
                                                ---------- ---------- ----------

 Options outstanding at beginning of year      -         -
 Options issued February 10, 2004:
  To employees                             $0.18   100,000    $32,000    $33,194
  To consultants                           $0.18   668,800    214,016    222,098
 Options outstanding, July 31, 2004                768,800   $246,016   $255,292
                                                ---------- ---------- ----------

The options expire as follows:

 Expiration Date:                                                         Shares
  Two years following effective date                                     668,800
  Upon termination of the Plan                                           100,000


We account for stock option grants to employees using the intrinsic value method. Under the intrinsic value method, we recognize compensation costs equal to the difference between the quoted market price of the stock at the measurement date and the amount the employee must pay. Compensation expense of $246,016 was recognized when the options were issued.

Note 10 - Lawsuit settlement:
In April, 2003, we settled litigation that we had filed against a company from whom we license software used in our business. Under the terms of the settlement, we received approximately $358,000 U.S. ($515,000 Cdn). In addition, we received the right to use their software without cost for a forty-three month period beginning May 1, 2003. The right to use the software is valued at approximately $29,900 ($43,000 Cdn).

In connection with the settlement, we paid contingent attorney's fees and other costs of approximately $170,000. We also agreed to pay our attorney an additional contingency fee approximating $1,445 per quarter ($2,076 Cdn) throughout the forty-three month period the software is to be used, payable only if the software usage agreement is honored.

Note 11 - Amended quarterly filings:
In March 2005, we filed amended quarterly filings on Form 10-QSB/A for the quarters ended April 30, 2004 and July 31, 2004. The amended filings were made
(1) to reflect corrections in accounting for stock options and (2) to reflect previously unrecorded fees and expenses paid through attorneys' trust accounts, incurred in connection with the Unitech (Nevada) purchase of stock in Unitech (Canada), as described in Note 2. We learned of the fees paid out of the attorneys' trust accounts after our original filing. A summary of the changes is as follows:

                                                        As Reported  As Amended
Quarter ended April 30, 2004:
  Balance sheet:
    Funds held in trust                                     $16,683     $24,161
    Capital in excess of par value                          736,164     938,055
    Accumulated other comprehensive income                  (65,585)    (12,675)
  Statement of operations:
    Stock option compensation expense                             -     246,016
    Gain (loss) on foreign currency exchange                      -      (1,307)
    Net (loss)                                              (96,339)   (343,662)
    Basic earnings (loss) per common share                    (0.00)      (0.02)

Quarter ended July 31, 2004:
  Balance sheet:
    Capital in excess of par value                         $743,889    $938,055
    Retained earnings (deficit)                            (387,388)   (634,711)
    Accumulated other comprehensive income                  (55,053)     (1,896)
    Stock option compensation expense                             -     246,016
    Gain (loss) on foreign currency exchange                      -      (1,307)
    Net (loss)                                             (166,862)   (414,185)
    Basic earnings (loss) per common share                    (0.01)      (0.02)

Note 12 - Segment information:
Management has identified the following identifiable segments of our operations, based on the nature of operations and geographic location:


   Identity         Nature of operations                           Location
   ---------------- ---------------------------------------------- -------------
   Unitech (Canada) LeadScan  database  management  and analysis   Canada
                    system, including database
   Unitech (Nevada) Corporate management, legal parent             United States
   LogSearch        LeadScan  database  management  and analysis   United States
                    system, exluding database




The segments' accounting policies are the same as those described in the summary of significant accounting policies. We evaluate performance based on profit or loss from operations before interest and income taxes, not including recurring gains and losses. The segments are managed by the same management group.

Segment information is as follows:


                                          Unitech (Canada)     Unitech
                                                   Canada     (Nevada)      LogSearch
     Year ended October 31, 2004:                          United States  United States        Total
     ----------------------------------- ---------------- -------------- -------------- ------------
     Revenues from external customers             $51,064       $      -       $      -      $51,064
     Intersegment revenues                              -              -              -            -
     Interest revenue                               3,490              -            156        3,646
     Interest expense                                   -              -              -            -
     Depreciation and amortization                 25,349              -              -       25,349
     Segment profit (loss)                       (198,489)      (262,074)       (11,526)    (472,089)
     Other significant noncash items:
       Stock option compensation                        -        246,016              -      246,016
     Segment assets                               306,964        488,496         69,836      865,296
       Less, Intercompany eliminations                                                      (508,497)
       Consolidated totals                                                                   356,799
     Capital expenditures                          25,186              -              -       25,186

     Revenue from major customers:
       Customer A                                  23,496
       Customer B                                   8,348
       Customer C                                   8,348


Transactions between reportable segments are accounted for using retail value, if available, or fair value.

For the year ended October 31, 2003, we had only 1 segment, that of Unitech (Canada).

Note 13 - Recent accounting pronouncements:
In December 2004, FASB Statement Number 123, Share-Based Payment, was revised. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). Previously, the intrinsic value method could be used for such awards. The effect of the pronouncement on our financial statements has not been determined. If we issue additional stock options in the future, we will be required to follow this pronouncement.

The following recent accounting pronouncements:

o    FASB Statements
     o Number 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections
     o Number 146, Accounting for Costs Associated with Exit or Disposal Activities,
     o Number 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,
     o Number 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123,
     o Number 149, Amendment of Statement 133 on Derivative Investments and Hedging Activities,
     o Number 150, Financial Instruments with Characteristics of Both Liabilities and Equity,
     o    Number 151, Inventory Costs - an amendment of ARB 43, Chapter 4
     o Number 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67
     o Number 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29
     o    and FASB Interpretations
     o Number 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34
     o Number 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51

are  not  currently  expected  to  have  a  material  effect  on  our  financial
Statements.

ITEM 8. CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

We are not aware, and have not been advised by our auditors, Bateman & Co., Inc., P.C. of any disagreement on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:

Name             Age Positions              Term Commenced     Term Expires
--------------- ---- ---------------------  ------------------ -----------------
James Durward    51  President, Treasurer,  February 10, 2004  February 9, 2006
                       Director
Christopher A.   33  Director,Secretary     February 10, 2004  February 9, 2006
 Kolacy


James Durward, Director, President, Treasurer, Age 51: Mr. Durward has served as president, treasurer and director of Unitech since February 10, 2004. Mr.
Durward is also the president of both UCAN and LogSearch, Inc., UCAN's 80.95%-owned subsidiary. From October, 1999 to the present Mr. Durward is the CEO of Unitech Energy Corp. ("UCAN"), a private energy-related image analysis concern. From September, 1996 to September, 1999, Mr. Durward was President and CEO of International Datashare Corporation ("IDC"), a company previously listed on the Toronto Stock Exchange (now merged into Divestco) specializing in the

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

creation of oil and gas databases and data analysis software. In 1992, Mr. Durward was a founder and head of Business Development at Virtual Universe Corporation, a company specializing in graphical multi-user, real-time network applications. In 1996, Mr. Durward consulted in the structuring of Net:X America Inc., an Oregon corporation developing a stock trading platform, and that company's subsequent listing on NASD OTC Bulletin Board. Mr. Durward is also the President and a Director of Emission Differentials Ltd., a company developing an emissions trading business and a Director of Panoshan Marketing Corp., a company involved in marketing technical products. Mr. Durward is also the President of Puroil Technology Inc. a venture capital company involved in the formation and financing of startup companies. Mr. Durward is a high school graduate.

Christopher A. Kolacy, Director, Secretary, Age 33: Mr. Kolacy has served as a director and secretary of Untitech since February 10, 2004. Mr. Kolacy is also a Director and Secretary of UCAN since February 10, 2004. Mr. Kolacy is a full-time employee and administrator of Canam Capital Corp., a firm invovolved in the financing of startup companies and venture capital. From 1996 to 1999, Mr. Kolacy was a personal trainer at Desert Mountain Resort in Scottsdale, Arizona. From 2000 to 2002, Mr. Kolacy served as Office Manager and Assistant to the President of Mountain Desert Properties, Inc. in Scottsdale Arizona. His responsibilities included sales, marketing web site design and client relations. Since 2002, Mr. Kolacy has served as Administrative Vice President for CanAm Capital Corp. in Los Angeles, California where he oversees all administrative functions of the company. In 1995, Mr. Kolacy earned a B.S degree in Sports Medicine from University of Arizona. He has not served, and currently does not serve as an officer or director for any other public company.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD OF DIRECTORS

Our operations are managed under the supervision of our Board of Directors, which has the ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies.

During fiscal 2004, pursuant to the laws of the State of Nevada, our Board of Directors did not formally meet as a Board. In fiscal 2004, none of our directors received any fee for attending Board meetings and received no expense reimbursement.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The following table sets forth, as of March 1, 2005, certain information with respect to the beneficial ownership of our common stock by (i) each director and officer of Unitech, (ii) each person known to Unitech to be the beneficial owner of five percent (5%) or more of the outstanding shares of common stock, with such person's address, and (iii) all of the directors and officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.

------------------------------- -----------------------  --------------
Name of Beneficial Owner or     Shares of Common Stock      Percent
Name of Officer or Director       Beneficially Owned
------------------------------- -----------------------  --------------
James Durward                           9,495,792              40.85%
Director/President/Treasurer
3632-13 St. SW
Calgary, Alberta,
T2T 3R1
------------------------------- -----------------------  --------------
Christopher A. Kolacy                      50,000               0.20%
Director/Secretary
421 Shirley Pl. #2
Beverly Hills, CA 90212
------------------------------- -----------------------  --------------
Jay Jordan Barnhardt                    4,300,000              18.5%
2271 Century Hill
Los Angeles, California
90067

------------------------------- -----------------------  --------------
Total Directors/Officers/              13,845,792              59.37%
Five Percent Owners
------------------------------- -----------------------  --------------


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

     (b)  Reports on Form 8-K

Form 8-K filed on February 13, 2004, and amended on April 7, 2004, April 14, 2004 and July 7, 2004.

Form 8-K filed on September 23, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In our review of non-audit service fees and its appointment of Bateman & Co., Inc., P.C.., as our independent accountants, our board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Bateman & Co., Inc., P.C., in fiscal year ended October 31, 2004, were approved by our board of directors.

Audit Fees

The aggregate fees billed by Bateman & Co., Inc., P.C. for professional services for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB for 2004 were $7,993 net of expenses.

Audit-Related Fees

The aggregate fees billed by Bateman & Co., Inc., P.C. during the last fiscal year for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above was $7,616.

Tax Fees

No fees were billed by Bateman & Co., Inc., P.C. during the last fiscal year for professional services rendered for tax compliance for fiscal year ended October 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

Unitech Energy Corporation

Dated: March 30, 2005

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

Dated: March 30, 2005

By: /s/ James Durward
    ---------------------
        James Durward
        Director

By: /s/ Christopher A. Kolacy
    ---------------------
        Christopher A. Kolacy
        Director