Form 10QSB
period 2005-01-31
UNITECH ENERGY CORP
filed 2005-04-27
CIK 1140461

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2005

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
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)
                        Suite 210, 815 10th Avenue, S.W.
                            Calgary, Alberta T2R 0B4
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of January 31, 2005 was 23,242,860.

                              UNITECH ENERGY CORP.

                                TABLE OF CONTENTS


Part I Financial
Information                                                             Page

Item 1. Financial Statements ..............................................  2

Item 2. Plan of operation.................................................. 12


Part II Other Information

Item 1. Legal Proceedings ................................................. 16
..

Item 2. Changes in Securities ............................................. 16

Item 6. Exhibits and Reports on Form 8-K .................................. 16

Signatures ................................................................ 16

ITEM 1. FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of January 31, 2005, and the results of its operations and cash flows for the three months ended January 31, 2005 have been made. Operating results for the three months ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ended October 31, 2005.

These condensed financial statements should be read in conjunction with the financial Statements and notes thereto contained in the Company's Form 10-KSB for the year ended October 31, 2004.

                                                      UNITECH ENERGY CORPORATION
                                          Index to Interim Financial Information
                                                                     (Unaudited)
--------------------------------------------------------------------------------

Consolidated Balance Sheet -
     January 31, 2005 ....................................................  F-2

Consolidated Statements of Income (Loss):
     For the quarters ended January 31, 2005 and 2004 ..................... F-3

Consolidated Statements of Stockholders' Equity:
     For the periods ended January 31, 2005 ............................... F-4

Consolidated Statements of Cash Flows:
     For the quarters ended January 31, 2005 and 2004 ..................... F-5

Notes to Interim Financial Information:
     January 31, 2005 ..................................................... F-6

                                                      UNITECH ENERGY CORPORATION
                                                      Consolidated Balance Sheet
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                               January 31, 2005
ASSETS                                                         ----------------
  Current assets:
    Cash and equivalents                                              $ 216,411
    Accounts receivable                                                  14,099
    Corporate income tax refundable                                       6,702
    Prepaid expenses                                                      7,148
                                                                      ---------
      Total current assets                                              244,360
                                                                      ---------

  Property and equipment:
    Unevaluated oil and gas properties                                  181,275
    Computer and office equipment, and other                            151,177
    Accumulated depreciation, depletion and amortization               (102,407)
                                                                      ---------
      Net property and equipment                                        230,045
                                                                      ---------

  Other assets:
    Deferred tax asset                                                  112,011
    Deferred registration costs                                          18,000
                                                                      ---------
                                                                        130,011
                                                                      ---------
      Total assets                                                    $ 604,416
                                                                      =========


LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses                             $  15,804
                                                                      ---------
      Total current liabilities                                          15,804
                                                                      ---------

MINORITY INTEREST                                                        55,689
                                                                      ---------

STOCKHOLDERS' EQUITY
  Common stock, par value $.001, 25,000,000 shares authorized,
     23,242,860 shares issued and outstanding                            23,243
  Capital in excess of par value                                        938,055
  Retained earnings (deficit)                                          (443,823)
  Accumulated other comprehensive income                                 15,448
                                                                      ---------
      Total stockholders' equity                                        532,923
                                                                      ---------
      Total liabilities and stockholders' equity                      $ 604,416
                                                                      =========

                                      F-2

        The accompanying notes are an integral part of these statements

                                                      UNITECH ENERGY CORPORATION
                                           Consolidated Statements of Operations
                                                                     (Unaudited)
--------------------------------------------------------------------------------
                                                    Quarter Ended January 31,
                                                  ----------------------------
                                                          2005            2004
                                                  ------------    ------------

Revenues                                          $    206,015    $     21,126
                                                  ------------    ------------

General and administrative expenses:
  Stock option compensation expense                       --              --
  Other general and administrative expenses             73,334          50,366
                                                  ------------    ------------
    Total general and administrative expenses           73,334          50,366
                                                  ------------    ------------
    Operating income (loss)                            132,681         (29,240)
                                                  ------------    ------------

Other income (expense):
  Interest income                                          816             624
  Gain (loss) on foreign exchange                          (26)           --
                                                  ------------    ------------
    Total other income                                     790             624
                                                  ------------    ------------
    Income (loss) before taxes on income               133,471         (28,616)

Provision (credit) for taxes on income:               (112,011)           --
                                                  ------------    ------------
    Income (loss) before minority interest             245,482         (28,616)

Minority interest in earnings (loss) of subsidiary      (1,005)           --
                                                  ------------    ------------
  Net income (loss)                               $    246,487    $    (28,616)
                                                  ============    ============

Basic earnings (loss) per common share            $       0.01    $      (0.01)
                                                  ============    ============

Weighted average number of shares outstanding       23,242,860       5,717,563
                                                  ============    ============

                                       F-3

        The accompanying notes are an integral part of these statements

                                                      UNITECH ENERGY CORPORATION
                                  Consolidated Statement of Stockholders' Equity
                                                                     (Unaudited)
--------------------------------------------------------------------------------


                                                                                                       Accumulated
                                                                             Capital In    Retained       Other
                                                          Common Stock        Excess Of     Earnings  Comprehensive
                                                      Shares       Amount     Par Value    (Deficit)      Income           Total
                                                  ------------ ------------ ------------ ------------ -------------- -------------
 Balances, October 31, 2003, as previously
  reported                                           5,717,563 $    354,405 $       --   $   (220,526)  $       (830) $    133,049

 Effect of reverse acquisition on
  February 10, 2004, retroactively stated           (4,717,563)    (353,405)     353,405         --             --            --
                                                  ------------ ------------ ------------ ------------ --------------  ------------
Balances, October 31, 2003, as restated              1,000,000        1,000      353,405     (220,526)          (830)      133,049

Return of shares by certain shareholders              (425,000)        (425)         425         --             --            --
Forgiveness of debt by shareholder                                                19,933         --             --          19,933
30 for 1 forward split                              16,675,000       16,675      (16,675)        --             --            --
Issuance of shares to acquire Unitech Energy
  Corp. (Canada)                                     5,142,860        5,143      (25,076)        --             --         (19,933)
Sale of shares for cash in private placement           850,000          850      424,150         --             --         425,000
Share issuance expenses                                   --           --        (64,123)        --             --         (64,123)
Stock option compensation expense                         --           --        246,016         --             --         246,016
 Net income (loss)                                        --           --           --       (469,784)          --
 Net other comprehensive
   income (loss) - Foreign
   currency translation                                   --           --           --           --           24,609
     Total comprehensive income (loss)                                                                                    (445,175)
                                                  ------------ ------------ ------------ ------------ --------------  ------------
Balances, October 31, 2004                          23,242,860       23,243      938,055     (690,310)        23,779       294,767



 Net income (loss)                                        --           --           --        246,487           --
 Net other comprehensive
   income (loss) - Foreign

   currency translation                                   --              --        --           --           (8,331)
     Total comprehensive income (loss)                                                                                     238,156
                                                  ------------ ------------ ------------ ------------ --------------  ------------

Balances, January 31, 2005                          23,242,860 $     23,243 $    938,055 $   (443,823)  $     15,448  $    532,923
                                                  ------------ ------------ ------------ ------------ --------------  ------------

         The accompanying notes are an integral part of these statements

                                                      UNITECH ENERGY CORPORATION
                                                        Statements of Cash Flows
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                     Quarter Ended January 31,
                                                      ----------------------
                                                           2005         2004
                                                      ---------    ---------

Cash flows from operating activities:
  Net income (loss)                                   $ 246,487    $ (28,616)

  Adjustments to reconcile net income to cash
  provided (used) by operating activities:
    Depreciation                                          5,904        3,911
    Deferred taxes on income                           (112,011)        --
  Changes in current assets and liabilities:
    Accounts receivable                                 (14,099)        (322)
    Corporate tax refundable                             (1,667)          51
    Other receivables                                     6,383          254
    Prepaid expenses                                     (4,645)        --
    Accounts payable and accrued expenses                10,467       (8,744)
    Unearned revenue                                       --            (59)
                                                      ---------    ---------

      Net cash flows from operating activities          136,819      (33,525)
                                                      ---------    ---------

Cash flows from investing activities:
  Acquisition of property and equipment                (184,431)      (1,664)
                                                      ---------    ---------

      Net cash flows from investing activities         (184,431)      (1,664)
                                                      ---------    ---------

Cash flows from financing activities:
  Increase in minority interest                          (1,006)        (937)
                                                      ---------    ---------
      Net cash flows from financing activities           (1,006)        (937)
                                                      ---------    ---------



Effect of foreign exchange translation rate changes      (7,491)        --
                                                      ---------    ---------
      Net cash flows                                    (56,109)     (36,126)

Cash and equivalents, beginning of period               272,520       91,352
                                                      ---------    ---------
Cash and equivalents, end of period                   $ 216,411    $  55,226
                                                      =========    =========

Supplemental cash flow disclosures:
  Cash paid for interest                              $    --      $    --
  Cash paid for income taxes                          $    --      $    --


         The accompanying notes are an integral part of these statements

                                                      UNITECH ENERGY CORPORATION
                                         Notes to Unaudited Financial Statements
                                                                     (Unaudited)
--------------------------------------------------------------------------------


The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in Unitech Energy Corp.'s audited financial statements for the period ended October 31, 2004. Operating results for the three months ended January 31, 2005, are not necessarily indicative of the results that can be expected for the year ended October 31, 2005.

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

Note 3 - Unevaluated oil and gas properties:
We intend to use the successful efforts method of accounting for our oil and natural gas properties. Acquisition costs for proved oil and natural gas properties, costs of drilling and equipping productive wells, and costs of unsuccessful development wells will be capitalized and amortized on an equivalent unit-of-production basis over the life of the remaining related oil and gas reserves. Unproved oil and gas properties will be periodically assessed, and any impairment in value charged to expense. The costs of unproved properties which are determined to be productive will be transferred to proved oil and gas
                                       F-6
properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties, will be charged to expense as incurred. Exploratory drilling costs will be initially capitalized as unproved property but charged to expense if and when the well is determined not to have found proved oil and gas reserves.

In January, 2005, Unitech (Canada) purchased a 5% gross overriding royalty interest in oil and gas property located in the province of Alberta, Canada. The interest covers oil and natural gas in the Viking zone and does not require additional funds to be provided by us. We expect the operator to commence drilling on the property by March 2006. It is valued at cost. Currently, there are no reserve reports or independent appraisals available for our interest, and thus it is considered unproved and unevaluated.

Note 4 - Deferred registration costs:
Our subsidiary, LogSearch, Inc., has filed a registration statement with the Securities and Exchange Commission. In that connection, $18,000 of expenses attributable to the filing were incurred, and have been deferred until the shares being registered are sold. At that time, the deferred costs will be charged to Capital In Excess of Par Value.

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



                                            Option       Intrinsic        Fair
                                             Price   Shares     Value     Value

   Options outstanding at beginning of year           -              -
   Options issued February 10, 2004:
    To employees                             $0.18   100,000   $32,000   $33,194
    To consultants                           $0.18   668,800   214,016   222,098
                                                  ---------- --------- ---------
   Options outstanding, January 31, 2005             768,800  $246,016  $255,292
                                                  ========== ========= =========


The options expire as follows:

   Expiration Date:                                   Shares
    Two years following effective date               668,800
    Upon termination of the Plan                     100,000

No Options have been granted or exercised in the period.
                                      F-7

Note 6 - General and administrative expenses:
General and administrative expenses consist of the following:

    Three Months Ended January 31:                            2005         2004
                                                      ------------ ------------
    Salaries and benefits
                                                          $      -      $21,789
    Consulting fees                                         48,827       10,333
    Rent                                                     3,586        5,153
    Depreciation and amortization                            5,904        3,911
    Professional fees                                       10,400        5,210
    Other administrative expenses                            4,617        3,970
                                                      ------------ ------------
  Total                                                    $73,334      $50,366
                                                      ============ ============

Note 7 - Corporate income tax:
The provision (credit) for corporate income tax consists of the following:

                                                       January 31,  January 31,
                                                              2005         2004
                                                      ------------ ------------
Canadian income tax provision (credit) attributable to:
  Current operations                                     ($46,904)      ($9,692)
  Benefit of net operating loss carryover                   46,904
  Nondeductible expenses                                         -            -
  Timing differences, depreciation                               -            -
  Change in deferred tax asset valuation allowance        (112,011)       9,692
  Effect of foreign exchange rate differences on
    deferred tax asset valuation allowance                       -            -
                                                      ------------ ------------
    Net income tax provision (credit)                    ($112,011) $         -
                                                      ============ ============

U.S. income tax provision (credit) attributable to:
  Current operations                                       ($1,739)  $        -
  Nondeductible expenses                                         -            -
  Change in deferred tax asset valuation allowance           1,739            -
                                                      ------------ ------------
    Net income tax provision (credit)                   $        -   $        -
                                                      ============ ============

                                      F-8

The cumulative tax effect of significant items comprising the net deferred tax amount, at the expected rates of 34% (U.S.) and 33.87% (Canadian), are as follows:

                                                       January 31,   January 31,
                                                              2005         2004
                                                      ------------ ------------
Deferred tax asset attributable to:
  Canadian net operating loss carryover                   $113,033      $91,796
  U.S. net operating loss carryover                         11,067            -
                                                      ------------ ------------
                                                           124,100       91,796
Deferred tax liability attributable to:
  Difference in book and tax depreciation                   (1,107)        (800)
                                                      ------------ ------------
    Net deferred tax asset                                 122,993       90,996
  Less, Valuation allowance                                (10,982)     (90,996)
                                                      ------------ ------------
    Net deferred tax asset                                $112,011   $        -
                                                      ============ ============


During the quarter ended January 31, 2005, we determined that the valuation allowance applicable to the Canadian net operating loss should be removed, as its realization is now considered more likely than not. At October 31, 2004, we had an unused U.S. net operating loss carryover approximating $27,400, which may be used to offset future taxable income and which expires beginning in 2024. We also had an unused Canadian net operating loss carryover approximating $440,000, which may be used to offset future taxable income and which expires beginning in 2008.

Note 8 - Segment information:
Management has identified the following identifiable segments of our operations, based on the nature of operations and geographic location:

   Identity         Nature of operations                           Location
   ---------------- ---------------------------------------------- -----------
   Unitech (Canada) LeadScan  database  management  and analysis   Canada
                      system, including database
   Unitech (Nevada) Corporate management, legal parent             United States
   LogSearch        LeadScan  database  management  and analysis   United States
                      system, exluding database

The segments' accounting policies are the same as those described in the summary of significant accounting policies. We evaluate performance based on profit or loss from operations before interest and income taxes, not including recurring gains and losses. The segments are managed by the same management group.

                                      F-9

Segment information is as follows:



                                            Unitech        Unitech
                                            (Canada)       (Nevada)     LogSearch
   Quarter ended January 31, 2005:           Canada  United States  United States        Total
   -------------------------------- --------------- -------------- -------------- ------------
   Revenues from external customers        $206,015       $      -       $      -     $206,015
   Intersegment revenues                          -          4,500              -        4,500
   Interest revenue                             735              -             81          816
   Interest expense                               -              -              -            -
   Depreciation and amortization              5,904              -              -        5,904
   Segment profit (loss)                    250,492            (88)        (5,026)     245,378
   Other significant noncash items:
     Stock option compensation                    -              -              -      246,016
   Segment assets                           556,409        489,627         66,877    1,112,913
     Less, Intercompany eliminations                                                  (508,497)
                                                                                  ------------
     Consolidated totals                                                               604,416
   Capital expenditures                     184,431              -              -      184,431
   Revenue from major customers:
     Customer A                             206,105
     Customer B                                   -
     Customer C                                   -


Transactions between reportable segments are accounted for using retail value, if available, or fair value.

For the quarter ended January 31, 2004, we had only 1 segment, that of Unitech (Canada).
                                      F-10

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

Uncertainties affecting our Business and how they relate to our financial performance

Our business model in new and untried and may not be successful. If we cannot attract partners on acceptable terms, and if those partners cannot acquire suitable oil and/or gas exploitation rights, we may not be able to generate revenues and out business may run out of cash and fail. We will not know our business model is performing until at least the second quarter of 2005 as this is when most of the drilling activity takes place in Canada.

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

UNITECH ENERGY CORP.
(Registrant)

Date:  April 21, 2005

By: /s/James Durward
----------------------------
       James Durward
       President and Director

Date:  April 21, 2005

By:/s/James Durward
----------------------------
     James Durward
     Principal Accounting Officer